Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1996-06-28
CIK 845029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1995
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from________________________ to ______________________

Commission file number                33-26385
                       ---------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VII
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-2539694
- - -------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              SUITE 500, 1521 LOCUST STREET, PHILADELPHIA, PA 19102
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                              ------------------

Securities registered pursuant to Section 12(g) of the Act:         17,839 Units
                                                              ------------------

                      UNITS OF LIMITED PARTNERSHIP INTEREST
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Units held by non-affiliates of the Registrant:
Not Applicable*
- - ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1. Business

               a.   General Development of Business

                    Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 17,839 units of limited partnership interest (the "Units").

                    Registrant is presently in its operating stage. It originally owned seven properties or interests therein. Interests in two properties have been lost through foreclosure of the properties, and interests in two others have been reduced substantially. See Item 2. Properties, for a description of the remaining properties. It currently owns interests in five properties. For a discussion of the operations of the Registrant, See Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

                    The following is a summary of significant transactions involving the Registrant's interests:

                    In February 1990, Registrant acquired a 99% general partnership interest in Northern Liberty Development Associates ("NLDA"), a Pennsylvania limited partnership which owned approximately 250,000 square feet ("sf") of undeveloped property in the Northern Liberties section of Philadelphia, Pennsylvania. The property was acquired during the active historic rental residential period in downtown Philadelphia and was programmed to be rehabilitated as historically-certified, market rate residences; this use was in keeping with the redevelopment and gentrification of the Northern Liberties section of Philadelphia. Due to the significant downturn in many sections of the country in the urban real estate market for luxury housing, the original development plan was reconsidered. The Registrant explored various alternatives including the development of the property for light industrial use or artists' loft space. However, these projects were determined to be economically infeasible due to the deteriorating physical condition of the property. During 1994, the Registrant was contacted by a local neighborhood group that was interested in developing the property in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. At the time of the donation, there was no outstanding debt on the property.

                    In 1990, the Registrant acquired a 19% minority interest for $550,000 in Mass & L Street Associates ("Mass & L"), a general partnership which owned a hotel called the Morrison Clark Inn. As a result of insufficient cash flow, Mass & L was unable to meet scheduled debt service payments. In May 1992, in order to forestall the threatened foreclosure by the lender, a reorganization petition was filed pursuant to Chapter 11 of the U.S. Bankruptcy Code. In

February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property.

                    On March 1, 1993, Shriver Square Joint Venture ("SSJV"), a general partnership in which the Registrant owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. SSJV filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. See Item 2.c. Properties for a description of the Amended Plan. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and, on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder.

                    On August 14, 1992, Commercial Federal Realty Investors Corporation ("CFRIC"), the owner of a 2% interest in the Hill Hotel Apartments Joint Venture ("HHAJV") (the partnership which owns Kensington Tower) filed an action in the District Court of Douglas County, Nebraska seeking damages of $225,000 plus interest alleged to be due under the terms of various agreements between parties which were executed in connection with the establishment of the joint venture. The Registrant denied liability and filed a counterclaim seeking declaratory judgment and money damages for breach of contract and breach of fiduciary duty. On June 1, 1993, a settlement agreement was reached and an Amended and Restated Joint Venture Agreement was reached whereby the Registrant was entitled to retain all funds held in escrow ($275,000) pursuant to the original joint venture agreement. In return, CFRIC agreed to convert $1,319,000 in amounts owed to it by HHAJV to a capital contribution, (increasing its ownership in HHAJV to 70%) and will receive 100% of future income, losses and tax credits for tax purposes until such time as it recovers $319,000 of the capital contribution, any advances it must make on behalf of the property in the form of loan reduction and cash flow shortfalls (with interest at 10%), and any amounts resulting from any recapture of tax credits. Thereafter, future income and losses for both book and tax purposes will be allocated 70% to CFRIC and 30% to the Registrant.

               b.   Financial Information about Industry Segments

                    The Registrant operates in one industry segment.

               c.   Narrative Description of Business

                    Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

                    Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, except for one, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, three properties (Flint Goodridge, Kensington Tower and Robidoux) are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Four properties currently held by the Registrant are held for rental operations and one property's final use has not yet been determined. At this time it is anticipated that all the properties, except the undeveloped property, will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                    As of December 31, 1995, Registrant owned interests in five properties located in Nebraska (one), Missouri (one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 1995, 147 apartment units were under lease at monthly rental rates ranging from $195 to $541. For a further discussion of the properties, see
Item 2. Properties.

                    The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Due to the overbuilding that occurred in the 1980's, the competition for moderate-to-low income residential tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In each market (New Orleans, Louisiana, Omaha, Nebraska, and St. Joseph's, Missouri), there are several similar historically-certified rehabilitated buildings that are available to tenants who fall within certain income restrictions. However, there is no organization which holds a dominant position in the residential housing in any of the geographic areas in which Registrant's properties are located.

                    Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

               d. Financial Information about Foreign and Domestic Operations and Export Sales.

                    See Item 8, Financial Statements and Supplementary Data

Item 2.        Properties

                    As December 31, 1995, Registrant owned controlling interests in three partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

               a. Flint-Goodridge Apartments - consists of a 93 unit low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of $2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 1995 was $2,280,454. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in FGGP. As of December 31, 1995, 92 units were under lease (99%) with monthly rents ranging from $390 to $541. All leases are renewable, one-year leases. The occupancy rate has been 96% for 1994, 96% for 1993, 92% for 1992, and 98% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $4,082,816 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $2,953 which is based on an assessed value of $18,300 taxed at a rate of $161.37 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               b. Robidoux School  Apartments - consists of a 60 unit low income housing facility at 201 South 10th Street in St. Joseph, Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction note payable of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (principal balance at December 31, 1995 of $35,455), and a CDBG grant of $38,500. The construction loan's maturity was first extended from November 30, 1992 to May 15, 1993, by reducing the principal balance by $200,000 and then extended again until September 15, 1994 by reducing the principal balance by $200,000, payable $100,000 on June 17, 1993, $50,000 on September 14, 1993 and $50,000 on March 15, 1994. The loan was further extended to March 15, 1995 by paying an extension fee equal to one-half (1/2) percent of the principal balance and again until June 15, 1995. On October 30, 1995, the construction loan was repaid with two new loans, one for $850,000 (principal balance of $847,273 at December 31, 1995) and the other for $200,000 (principal balance of $198,058 at December 31, 1995.) The first loan bears interest at 9% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. The second loan bears interest at 8.75% and was due in March 1996. This note was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's co-general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The amounts repaid on the construction loan from the period November 1992 to June 1995 were funded by a line of credit extended by another lender ($497,108 and $400,025 principal outstanding at December 31, 1995 and 1994, respectively) which bears interest at prime plus 1% (9 1/2% at December 31, 1995 and 1994) and is due July 2000. The CDBG loan bears interest at 1% and both principal and interest are payable monthly until September 2000. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of RRJV. As of December 31, 1995, 55 of the 60 apartment units were under lease (92%), with monthly rents ranging from $195 to $350. All leases are renewable, one-year leases. The occupancy rate has been 87% for 1994, 97% for 1993, 93% for 1992, and 100% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $4,314,347, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $1,115 which is based on an assessed value of $13,840 taxed at a rate of $80.56 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peter Street in New Orleans, Louisiana. In March 1991, Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in the same Louisiana general partnership for an aggregate cash contribution of $1,400,000. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $3,050,603 at December 31, 1995) and the other for $201,500 (principal balance of $193,864 at December 31, 1995). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule and is due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 1995) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 1995, 68 units are under lease (100%) with monthly rents ranging from $460 to $2,065. All leases are renewable, one year leases. The occupancy rates have been 93% for 1994, 92% for 1993, 93% for 1992 and 29% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $3,348,205, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               d.  Kensington  Tower ("Hill  Hotel")-  consists of a 65 unit low income  housing  facility  and 3,550 sf of  commercial  space at 505 South  16th
Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 1995 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 1995 of $252,641) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $615,125 at December 31, 1995), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. See Item 1.a. for additional information The property is managed by an independent property management firm. As of December 31, 1995, 61 units are under lease (94%) with monthly rents ranging from $300 to $445. All leases are renewable, one-year leases. The occupancy rates have been 89% for 1994, 92% for 1993, 89% for 1992, and 85% for 1991. The
monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $5,323,340, and is depreciated using the straight-line method of depreciation with a useful life of
27.5 years. The annual real estate taxes are $55,283 which is based on an assessed value of $2,045,900 taxed at a rate of $27.02 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3. Legal Proceedings

                    On March 1, 1993, Shriver Square Joint Venture filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. SSJV filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder.

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters

               a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 125 units of record were sold or exchanged in 1995.

               b. As of December 31, 1995, there were 1,715 record holders of Units.

               c. Registrant has not declared any cash dividends in 1995 or 1994.

Item 6. Selected Financial Data

               The following selected financial data are for the five years ended December 31, 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                      1995         1994        1993        1992         1991
                     ------       ------      ------      ------       ------

Rental income     $   829,061 $ 1,271,400 $ 1,323,950  $ 1,135,053  $ 1,013,926
Interest income         1,591       1,851      16,010       42,911       83,521

Net loss            1,482,456   3,783,580   1,982,140    1,341,756    1,204,451
Net loss per Unit       82.28      209.97      110.00        74.46        66.84
Total assets (net of
depreciation and
amortization)      10,194,943  15,894,832  19,711,424   24,851,148   25,612,785
Debt obligations    3,858,348   7,184,570   7,197,834    9,087,050    8,871,152


Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                    As of December 31, 1995 Registrant had total unrestricted cash of $29,942. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1995, Registrant had restricted cash of $87,909 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    In recent years the Registrant has realized significant losses, including the foreclosure of two properties. At the present time, with the exception of Northern Liberty, the remaining properties are able to generate enough cash flow to cover their operating expenses and debt service, but there is no additional cash available to the Registrant to pay its general and administrative expenses.

                    It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties (or its interests therein) are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberty, any development of the remaining lot and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding.

                    The legal proceedings in which the Registrant has been involved over the last several years has only affected the Registrant's liquidity to the extent that legal fees were required to be paid, as none of the properties or interests that were ultimately lost had previously generated any positive cash flow.

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future, and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                    During 1995, the Registrant incurred a net loss of $1,482,456 ($82.28 per limited partnership unit), compared to a net loss of $3,783,580 ($209.97 per limited partnership unit) in 1994, and a net loss of $1,982,140 ($110.00 per limited partnership unit) in 1993. Included in the 1994 loss is $2,830,664 of extraordinary loss relating to the donation of the property owned by Northern Liberty Development Associates. Included in the loss for 1995 is $697,082 of extraordinary loss relating to the foreclosure of Shriver Square.

                    Rental income decreased from $1,323,950 in 1993 to $1,271,400 in 1994 and to $829,061 in 1995. The decrease from 1994 to 1995 is mainly due to the foreclosure of Shriver Square on March 30, 1995. In addition, rental income increased at Flint Goodridge due to an increase in average occupancy at the property and rental income decreased at Robidoux due to a gradual decrease in rents charged by the property. The decrease from 1993 to 1994 is mainly the result of the change in the accounting method as a result of the change in ownership used for one of the properties (Hill Hotel) partially offset by an increase in rental income at Shriver Square due to an increase in average occupancy.

                    During 1993, substantial cash balances were held in interest bearing accounts prior to being used for their intended purposes. As a result of a decrease in cash, interest income declined from $16,010 in 1993 to $1,851 in 1994 to $1,591 in 1995.

                    Other income of $100,000 in 1993 resulted from an extinguishment of debt under the loan agreement between Shriver Square Joint Venture and the City of Sioux Falls in which $100,000 of the loan was released upon attainment of leases for 67 percent of net square footage.
This percentage was achieved in February 1993.

                    Operating expenses decreased from $1,017,118 in 1993 to $650,715 in 1994 to $475,921 in 1995. The decrease from 1994 to 1995 is mainly due to the foreclosure of Shriver Square on March 30, 1995, as well as an overall decrease in rental operations expense at Flint Goodridge. Rental operations expense decreased due to a decrease in maintenance expense as a result of a reduction in security services, offset by an increase in wages and salaries expense (which was due to employees receiving cost of living pay increases as well as higher health and property insurance premiums). The decrease from 1993 to 1994 is primarily due to the legal fees incurred ($285,000 and $3,800 in 1993 and 1994 respectively) in connection with the Shriver Square bankruptcy, as well as a decrease in operating expenses from 1993 to 1994 of $84,000, resulting from the change in accounting methods as a result of a change in the ownership at one of the properties (Hill Hotel).

                    General and administrative expenses decreased from $255,444 in 1993 to $168,000 in 1994 and $168,000 in 1995. The decrease from 1993 to 1994 resulted from legal fees incurred in 1993 in connection with the litigation and subsequent settlement agreement involving the Hill Hotel Apartments Joint Venture.

                    Interest expense decreased from $690,060 in 1993 to $625,778 in 1994 and $437,942 in 1995. The decrease from 1994 to 1995 is due to the foreclosure of Shriver Square. In addition, at Flint Goodridge, interest decreased due to an audit adjustment made in 1994 to accrue interest on a note which was in prior years deemed to be non-interest bearing and an increase at Robidoux due to the refinancing of the construction loan. The decrease from 1993 to 1994 is due to a decrease in the interest rate on the loans at Shriver Square partially offset by an increase in the interest rate on one of the loans at the Robidoux as prime rate increased.

                    Depreciation and amortization decreased from $829,726 in 1993 to $733,184 in 1994 and $494,626 in 1995. The decrease from 1994 to 1995 is due to the foreclosure on Shriver Square. The decrease from 1993 to 1994 is due to the foreclosure of Mass & L Street Associates in February 1993.

                    During the year, losses of $710,180 were incurred at Registrant's Properties compared to $627,232 in 1994 and $1,057,358 in 1993. A discussion of property operations/activities follows:

                    In 1995, Registrant sustained a loss of $154,622 at Flint-Goodridge including $212,662 of depreciation and amortization expense
compared  to  a  loss  of  $209,093   including  $226,977  of  depreciation  and
amortization expense in 1994 and a loss of $194,351 including $220,488 of depreciation and amortization expense in 1993. Since Flint-Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1995 to 1994 is due to an increase in rental income, a decrease in interest and maintenance expense, partially offset by an increase in insurance and wage expense. Rental income increased due to higher occupancy levels during the year and interest decreased due to an audit adjustment made in 1994 to accrue interest on a note which was in prior years deemed to be non-interest bearing. Maintenance expense decreased as a result of a reduction in security services, and the increased wages expense is due to the fact that employees received cost of living pay increases. Higher health and property insurance premiums were experienced at the property. The decrease in the loss for 1994 from 1993 results from a continuing effort to decrease discretionary operating expenses. The Registrant continues to work with the property manager to promote the further reduction of discretionary operating expenses. The Registrant expects to achieve in 1996 results comparable to those experienced in 1995.

                    In 1995, Registrant incurred a loss of $210,807 at Robidoux including $172,674 of depreciation and amortization expense compared to a loss of $156,901 including $172,553 of depreciation and amortization expense in 1994 and a loss of $145,890 including $172,444 of depreciation and amortization expense in 1993. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The increase in the loss from 1995 to 1994 is due to the fact that rental income decreased combined with an increase in interest expense. Rental income decreased as a result of a turnover from higher rental rate tenants to lower rental rate tenants. The increase in interest expense is due to the refinancing of the construction loan. The increase in the loss for 1994 from 1993 is the result of increases in the interest rate on one of the loans as prime rate increased. The Registrant expects that this property will achieve operating results in 1996 similar to those experienced in 1995.

                    In 1995, Registrant incurred a loss of $344,751 at Shriver Square including $61,418 of depreciation and amortization expense compared to a loss of $261,238 including $245,672 of depreciation and amortization expense in 1994 and a loss of $582,138 including $233,272 of depreciation and amortization expense in 1993. The 1995 loss without effect of the foreclosure would have been $147,036. The increase in the loss from 1994 to 1995 results mainly from the loss of the property on March 30, 1995 and an increase of legal fees associated with the foreclosure of the property. Included in operations from 1995 is an extraordinary loss of $197,715, representing the difference between the fair market value of the assets and the liabilities satisfied. The decrease in the loss from 1993 to 1994 is the result of an increase in rental income, and a decrease in other income, interest expense and legal fees. Rental income increased due to higher average occupancy. Other income decreased due to the income recognized in 1993 related to the Grant of Easement loan. Interest expense decreased due to the reduction in the interest rate as a part of the Amended Plan. Legal fees decreased due to fees incurred in 1993 in connection with the bankruptcy.

                    In 1994, the Registrant was contacted by a local neighborhood that was interested in developing the property owned by Northern Liberty Development Associates ("NLDA") in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. At the time of the donation, there was no outstanding debt on the property. Included in operations for 1994 is an extraordinary loss of $2,830,664 relating to the donation of the property.

                    Summary of Minority Interest Investments

                    The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in the consolidated financial statements. The following operating information is provided for the property. In 1995, the Bakery Apartments incurred a loss of $179,963 including $252,389 of depreciation and amortization expense compared to a loss of $200,761 including $252,218 of depreciation and amortization expense in 1994 compared to a loss of $180,072 including $246,635 of depreciation and amortization expense in 1993. The Registrant expects that full occupancy and positive cash flow will continue throughout 1996.

                    In 1995, Registrant incurred a loss of $42,981 compared to a loss of $51,071 in 1994, and a loss of $134,979 in 1993. For the first five months of 1993 and prior years, Kensington Tower was treated as a consolidated subsidiary. This results in a loss of $95,056 for the five months ended May 1993. Pursuant to the June 1, 1993 settlement agreement, the Registrant's ownership interest was reduced to 30%. From that time forward, the investment is accounted for by the equity method. The Registrant recognized a loss on the investment of $39,923 from June through December 1993. The Registrant expects to achieve in 1996 results comparable to those experienced in 1995.

                    Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8. Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                          Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $4,096,553 and $4,278,602 as of December 31, 1995 and 1994, respectively, and total revenues of $514,172 and $503,393, respectively for the years then ended. In addition, we did not audit the financial statements of The Bakery Apartments Limited Partnership, which statements reflect total assets of $4,137,829 and $4,378,350 as of December 31, 1995 and 1994
respectively, and total revenues of $640,781 and $602,641 respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership and The Bakery Apartments Limited Partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 33 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
February 21, 1996

                          Independent Auditor's Report

To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of HUD Project No. 064-35269-PM of the Flint Goodridge General Partnership, as of December 31, 1995 and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General
Partnership, HUD Project No. 064-35269 - PM, as of December 31, 1995, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 8, 1996, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated February 8, 1996, on its compliance with specific requirements applicable to major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 18 to 26 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 8, 1996

                          Independent Auditor's Report




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the yeas then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 7, 1996

                       DIVERSIFIED HISTORIC INVESTORS VII
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                       Page

        Consolidated Balance Sheets at December 31, 1995 and 1994         19

        Consolidated Statements of Operations for the Years Ended
        December 31, 1995, 1994, and 1993                                 20

        Consolidated Statements of Changes in Partners' Equity
        for the Years Ended December 31, 1995, 1994, and 1993             21

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1995, 1994, and 1993                                 22

        Notes to consolidated financial statements                        23-31

Financial statement schedules:

        Schedule XI - Real Estate and Accumulated Depreciation            33

        Notes to Schedule XI                                              34










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 1995 and 1994

                                     Assets
                                     ------

                                                     1995             1994
                                                 ------------     ------------
Rental properties at cost:
        Land                                     $     35,469     $    113,229
        Buildings and improvements                 10,517,258       16,713,680
                                                 ------------     ------------

                                                   10,552,727       16,826,909
        Less - accumulated depreciation            (2,405,790)      (3,007,245)
                                                 ------------     ------------
                                                    8,146,937       13,819,664

Cash and cash equivalents                              29,942           12,909
Restricted cash                                        87,909           81,050
Investment in affiliate                             1,492,779        1,535,760
Other assets (net of accumulated
        amortization of $92,912 and $125,424)         437,376          445,449
                                                 ------------     ------------

             Total                               $ 10,194,943     $ 15,894,832
                                                 ============     ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
        Debt obligations                         $  3,858,348     $  7,184,570
        Accounts payable:
             Trade                                    380,863          568,991
             Related parties                          105,369          790,420
        Interest payable                               53,122           68,771
        Tenant security deposits                       23,753           24,925
                                                 ------------     ------------

             Total liabilities                      4,421,455        8,637,677
                                                 ------------     ------------

Minority interests                                    252,148          253,359
                                                 ------------     ------------

Partners' equity                                    5,521,340        7,003,796
                                                 ------------     ------------

             Total                               $ 10,194,943     $ 15,894,832
                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                               1995        1994         1993
                                           -----------  ----------   ----------

Revenues:
        Rental income                     $   829,061  $ 1,271,400  $ 1,323,950
        Interest income                         1,591        1,851       16,010
        Other income                              -0-          -0-      100,000
                                          -----------  -----------  -----------

             Total revenues                   830,652    1,273,251    1,439,960
                                          -----------  -----------  -----------

Costs and expenses:
        Rental operations                     475,921      650,715    1,017,118
        General and administrative            168,000      168,000      255,444
        Interest                              437,942      625,778      690,060
        Depreciation and amortization         494,626      733,184      829,726
                                          -----------  -----------  -----------

             Total costs and expenses       1,576,489    2,177,677    2,792,348
                                          -----------  -----------  -----------

Loss before minority interests and
   equity in affiliate                       (745,837)    (904,426)  (1,352,388)
Minority interests' portion of loss             3,444        2,581        3,694
Equity in net loss of affiliate               (42,981)     (51,071)     (39,923)
                                          -----------  -----------  -----------

Loss before extraordinary item               (785,374)    (952,916)  (1,388,617)
Extraordinary loss                           (697,082)  (2,830,664)    (593,523)
                                          -----------  -----------  -----------

Net loss                                  ($1,482,456) ($3,783,580) ($1,982,140)
                                          ===========  ===========  ===========

Net loss per limited partnership unit:
        Loss before minority interests and
           equity in affiliate            ($    41.39) ($    50.19) ($    75.05)
        Minority interests                        .19          .14          .21
        Equity in net loss of affiliate         (2.39)       (2.83)       (2.22)
                                          -----------  -----------  -----------

        Loss before extraordinary item         (43.59)      (52.88)      (77.06)
        Extraordinary item                     (38.68)     (157.09)      (32.94)
                                          -----------  -----------  -----------
                                          ($    82.28) ($   209.97) ($   110.00)
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             ------------------------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993


                                 Dover
                                Historic
                                Advisors        Limited
                                 VII (1)       Partners (2)       Total
                              ------------    ------------    ------------

Percentage participation in
  profit or loss                         1%             99%            100%
                              ============    ============    ============

Balance at December 31, 1992  $    538,565    $ 12,231,316    $ 12,769,881
Distributions to partners             (365)            -0-            (365)
Net loss                           (19,821)     (1,962,319)     (1,982,140)
                              ------------    ------------    ------------

Balance at December 31, 1993       518,379      10,268,997      10,787,376
Net loss                           (34,336)     (3,399,250)     (3,783,580)
                              ------------    ------------    ------------

Balance at December 31, 1994       484,043       6,869,747       7,003,796
Net loss                           (14,824)     (1,467,632)     (1,482,456)
                              ------------    ------------    ------------

Balance at December 31, 1995  $    469,219    $  5,402,115    $  5,521,340
                              ============    ============    ============



 (1)    General Partner.

 (2) 17,839 limited partnership units outstanding at December 31, 1995, 1994, and 1993.








   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              For the Years Ended December 31, 1995, 1994 and 1993

                                               1995        1994        1993
                                             --------    --------    --------


Cash flows from operating activities:
Net loss                                    ($1,482,456)($3,783,580)($1,982,140)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
Depreciation and amortization                   494,626     733,184     829,726
Extraordinary loss                              697,082   2,830,664     593,523
Equity in loss of affiliate                      42,981      51,071      39,923
Changes in assets and liabilities:
    (Increase) decrease in restricted cash       (9,743)    (48,031)      3,083
    (Increase) decrease in other assets          (2,831)     17,292     164,487
    Increase (decrease) in accounts
    payable - trad                              233,399      (4,435)     76,366
    (Decrease ) increase in accounts
    payable - related parties                   (59,456)    (35,946)     28,502
    Increase (decrease) in interest payable      46,618      19,385     (46,128)
    Increase (decrease) tenant security
    deposits                                      1,952         135        (850)
                                            ----------- ----------- -----------
    Net cash used in operating activities       (37,828)   (220,261)   (293,508)
                                            ----------- ----------- -----------
Cash flows from investing activities:
  Purchase of rental property and
  improvements                                  (12,270)    (67,615)   (272,096)
  Investment in affiliate                           -0-         -0-     225,000
                                            ----------- ----------- -----------
    Net cash used in investing activities       (12,270)    (67,615)    (47,096)
                                            ----------- ----------- -----------
Cash flows from financing activities:
  Proceeds from debt financing                  295,142      65,926     112,558
  Principal payments                           (224,567)    (79,190)    (40,353)
  Distributions to partners                         -0-         -0-        (365)
  Minority interest                              (3,444)     (2,581)     (3,694)
                                            ----------- ----------- -----------
    Net cash provided by (used in) financing     67,131     (15,845)     68,146
                                            ----------- ----------- -----------
activities

Net increase (decrease) in cash and cash         17,033    (303,721)   (272,458)
                                            ----------- ----------- -----------
equivalents

Cash and cash equivalents at beginning
of year                                          12,909     316,630     589,088
                                            ----------- ----------- -----------

Cash and cash equivalents at end of year    $    29,942 $    12,909 $   316,630
                                            =========== =========== ===========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - ORGANIZATION

Diversified Historic Investors VII (the "Partnership") was formed in December 1988 with Dover Historic Advisors VII (a general partnership whose partners are Mr. Gerald Katzoff and Dover Historic Advisors, Inc.) as the General Partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

The Partnership was organized to acquire, rehabilitate, and manage real properties containing improvements which are Certified Historic Structures, as defined in the Internal Revenue Code of 1986 ("the Code"), or which may also be (but are not required to be) eligible for low income housing tax credits as provided by Section 42 of the Code, and such other uses as Dover Historic Advisors VII (the "General Partner") deems appropriate, and to engage in any and all activities related or incidental thereto.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.      Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of four subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 16.83% in one partnership, which it accounts for on the cost method, and a minority interest of 30% in one partnership, which it accounts for on the equity method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of results for those years.

2.      Deferred Expenses

Loan fees have been incurred with respect to certain loans. Such fees were deferred and are being amortized over the term of the related loans.

The Partnership prepaid all amounts due under a ground lease for one of its properties. Such prepayments have been deferred and are being amortized over the term of the lease (45 years).

3.      Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 1995, 1994, and 1993).

4.      Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

5.      Restricted Cash

Restricted cash includes amounts held for tenant security deposits, real estate tax reserves and other cash restricted as to use.

6.      Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

7.      Income Taxes

Federal  and  state  income  taxes  are  payable  by  the  individual  partners;
accordingly, no provision or liability for income taxes is reflected in the financial statements.

8.      Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

9.       Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted, sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31, 1995.

10.     New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Partnership made cash payments of interest in the amounts of $426,051, $602,291, and $744,645 in 1995, 1994 and 1993, respectively. During 1993, the
Partnership reached a settlement agreement with one of its joint venture partners (see Note H - Commitments and Contingencies). Pursuant to this agreement, the Partnership changed its method accounting for one affiliate from consolidation to the equity method. The effect of this transaction, which is excluded from the consolidated statement of cash flows, follows:

        Decrease in assets                             $5,231,508
        Decrease in liabilities                        (3,379,754)
                                                       ----------
         Increase in investment in affiliate           $1,851,754
                                                       ==========

During 1993, a party holding a mortgage on the property located in Washington, D.C., foreclosed on the property. The extraordinary loss of $593,523 associated with this transaction represents the loss on the investment in the partnership which owned the property.

On March 30, 1995, a party holding a mortgage on the property located in South Dakota foreclosed on the property. The extraordinary loss of $197,715 associated with this transaction represents the loss on the investment in the partnership which owned the property.

NOTE D - PARTNERSHIP AGREEMENTS

The significant terms of the Agreement of Limited Partnership (the "Agreement"), as they relate to the financial statements, follow:

All distributable cash from operations (as defined in the Agreement of Limited Partnership) will be distributed 1% to the General Partner and 99% to the limited partners.

All distributable cash from sales or dispositions (as defined) will be distributed to the limited partners up to their adjusted invested capital (as defined) plus an amount equal to the sum of the greater of an 8.5% cumulative, noncompounded annual return on the average after-credit invested capital (as defined), less amounts previously distributed (as defined); thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 15% to the General Partner and 85% to the limited partners.

Net income or loss from operations of the Partnership is allocated 1% to the General Partner and 99% to the limited partners.

NOTE E - ACQUISITIONS

The Partnership acquired controlling general or limited partnership interests in Ventures and minority interests in partnerships during the period from June 1989 to March 1991, as discussed below.

In June 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Nebraska, consisting of 65 apartment units and 3,550 square feet of commercial space, for a cash capital contribution of $2,350,000. In addition, $3,000,000 of rehabilitation costs relating to the investment have been capitalized as part of the building and improvements. These capitalized costs have been removed from the balance sheet (see NOTE C - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION). Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

In July 1989, the Partnership was admitted, with a 90% general partner interest, to a Pennsylvania general partnership which owns two buildings located in Louisiana, consisting of 93 apartments units, for a cash capital contribution of $2,808,000.

In September 1989, the Partnership was admitted, with a 99% general partner interest, to a Missouri general partnership which owns a building located in Missouri, consisting of 60 apartment units, for a cash capital contribution of $2,400,000. In addition, $2,300,000 of rehabilitation costs relating to the investment have been capitalized as part of the building and improvements.

In December 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns property located in South Dakota, consisting of 58,793 square feet of commercial space, for a cash capital contribution of $1,350,000. In addition, $3,400,000 of acquisition costs relating to the investment have been capitalized as part of the building and improvements. In March 1995, the deed to the property, which was held in escrow, was delivered to the first mortgage holder.

In February 1990, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owned a property which was originally intended to be rehabilitated into 250,000 square feet of residential and commercial space located in Pennsylvania, for a cash contribution of $2,000,000. In December 1994, the Partnership donated to a neighborhood group all but a 12,247 sf vacant lot.

In September 1990, the Partnership purchased 19% interest of a Washington, D.C. general partnership which owned a building located in Washington, D.C., consisting of 54 hotel rooms, for a cash capital contribution of $550,000. In February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property.

In March 1991, the Partnership purchased 16.83% interest of a Pennsylvania general partnership which owns a building located in Louisiana, consisting of 68 units, for $300,000.

NOTE F - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                              ------------
                                                            1995         1994
                                                            ----         ----
Mortgage  payable,   interest  at  10%;  payable         $2,280,454   $2,301,097
in monthly installments of principal and interest of $20,819, with maturity in June 2020;
collateralized  by  related  rental property.

Note  payable, interest at 9%; principal and interest       847,273    1,043,812
payments of $7,648 due monthly; with maturity at October 2005.(A)

Note payable, interest at 8.75%; equal monthly              198,058          -0-
installments of $50,000 beginning December 15, 1995;
with balance of principal and accrued interest due
March 1996.  (A)

Note payable,  interest only at prime plus 1%               497,108      400,025
(effective rate of 9.5% at December 31, 1995 and 1994, respectively); payable in monthly payments of principal of $5,300 and interest; remaining principal balance due
July 2000.

Note  payable, interest at 1%; principal and interest        35,455       42,839
payments of $648 due monthly; remaining principal due
September 2000.

Note payable, interest only at 8%, payable monthly;             -0-    2,757,128
remaining principal balance due June 2000. (B)

Note payable, interest only at 8% payable monthly;              -0-      476,012
remaining principal balance due June 2000. (B)

Subordinated note payable, non  interest-bearing; 50%           -0-      100,000
deemed released upon attainment of executed leases to occupy 39,195 square feet; balance due upon sale or refinance of property. (B)

Note payable, interest at 7%; entire principal balance
and accrued  interest  payable on the earlier of (1)
repayment in full of the current and all future
indebtedness to the first mortgage holder, or (2) January
2002; collateralized by related rental property. (B)            -0-       63,657
                                                          ----------  ----------

                                                          $3,858,348  $7,184,570
                                                          ==========  ==========

(A) On October 30, 1995, the construction loan was repaid with two new loans, one for $850,000 (principal balance of $847,273 at December 31, 1995) and the other for $200,000 (principal balance of $198,058 at December 31, 1995).

(B) On March 1, 1993, Shriver Square Joint Venture ("SSJV"), a general partnership in which the Registrant owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. SSJV filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder.

Maturities of debt obligations at December 31, 1995, are as follows:

               Year Ending December 31,
               ------------------------

                           1996                          $  283,322
                           1997                              98,553
                           1998                             112,769
                           1999                             133,418
                           2000                             340,666
                           Thereafter                     2,889,620
                                                         ----------
                                                         $3,858,348
                                                         ==========

NOTE G - OTHER INCOME

Other income in 1993 consists of $100,000 which resulted from the attainment of executed leases to occupy 39,195 square feet, at which time the debt was released.

NOTE H - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is $55,674 and $115,545 at December 31, 1995 and 1994, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $49,695 and $49,803 at December 31, 1995 and 1994, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

NOTE I - COMMITMENTS AND CONTINGENCIES

In May 1992, one partnership in which the Partnership holds a minority interest filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property. The Partnership recognized an extraordinary loss of $593,523 on its investment in the partnership.

On August 14, 1992, Commercial Federal Realty Investors Corporation ("CFRIC"), the owner of a 2% interest in the Hill Hotel Apartments Joint Venture ("HHAJV"), filed an action seeking damages of $225,000 plus interest alleged to be due under the terms of various agreements between parties which were executed in connection with the established of the Joint Venture. The Partnership denied liability and filed a counterclaim seeking declaratory judgment and money damages for breach of contract and breach of fiduciary duty. On June 1, 1993, a settlement agreement was reached and an Amended and Restated Joint Venture Agreement was signed whereby the Partnership was entitled to retain all funds held in escrow ($225,000) pursuant to the original joint venture agreement. In return, CFRIC agreed to convert $1,319,000 in amounts owned to it by HHAJV to a capital contribution, (increasing its ownership in HHAJV to 70%) and will receive 100% of future income, losses, and tax credits for tax purposes until such time as it recovers $319,000 of the capital contribution, any advances it must make on behalf of the property in the form of loan reduction and cash flow shortfalls (with interest at 10%), and any amounts resulting from any recapture of tax credits. Thereafter future income and losses for both book and tax purposes will be allocated 70% to CFRIC and 30% to the Partnership. This change in ownership also results in a change in the method in which the investment is accounted for. For the first five months of 1993 and prior years, HHAJV is treated as a consolidated subsidiary. As of June 1, 1993, the Partnership's interest in HHAJV is treated as an equity investment.

In 1994, the Registrant was contacted by a local neighborhood group that was interested in developing the property located in the Northern Liberties section of Philadelphia, Pennsylvania in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. At the time of the donation, there was no outstanding debt on the property.

On March 1, 1993, Shriver Square Joint Venture ("SSJV") filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On September 10, 1993, SSJV filed the Third Amended Plan of Reorganization (the "Plan"). The Plan was confirmed in October 1993. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder. The Partnership recognized an extraordinary loss of $697,082 in 1995 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation follows:

                                           For the Years Ended December 31,
                                           --------------------------------
                                           1995         1994           1993
                                           ----         ----           ----
Net loss - book                       ($1,482,456)  ($3,783,580)  ($ 1,982,140)
Legal fees                                    -0-      (312,280)           -0-
Loss on foreclosure                     1,865,551       349,994            -0-
Other timing differences                  (22,453)      (50,366)       (38,279)
Minority interest                          17,795        40,559        292,745
Excess of book over tax depreciation      203,405       224,885        313,742
                                      -----------   -----------   ------------
Net income (loss) - tax               $   581,842   ($3,530,788)  ($ 1,413,932)
                                      ===========   ===========   ============

Partners' equity - book               $ 5,521,340   $ 7,003,796   $ 10,787,376
Distribution to limited partners           33,861        33,861         33,861
Costs of issuance                       2,288,270     2,288,270      2,288,270
Basis reduction due to Investment
Tax Credit                             (3,790,041)   (3,790,041)    (3,790,041)
Cumulative tax under book loss          3,578,594     1,514,296      1,261,504
Capital contributions                    (641,684)     (641,684)      (641,684)
                                      -----------   -----------   ------------
Partner's equity - tax                $ 6,990,340   $ 5,521,340   $  9,939,286
                                      ===========   ===========   ============

                            SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                             (a limited partnership)
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995

                                                                      Costs
                                                                   Capitalized
                                     Initial Cost                   Subsequent
                                         to Partnership(b)        to Acquisition
                                         -----------------        --------------


                                               Buildings Construction
                                                  and         in
Description (a)       Encumbrances   Land(b) Improvements  Progress Improvements
- - ---------------       ------------   --------------------  ---------------------
                          (e)
                          ---
93 unit apartments
in New Orleans, LA     $2,280,454  $   17,182  $4,667,050       --   $  969,253

60 unit apartments in
St. Joseph, MO          1,577,894       1,500   2,482,287       --    2,272,024

250,000 square feet
of residential and
commercial space in
Philadelphia, PA             --       145,000   1,792,112    891,570    193,190
                       ----------  ----------  ---------- ---------- ----------
                       $3,858,348  $  163,682  $8,941,449 $  891,570 $3,434,467
                       ==========  ==========  ========== ========== ==========


                Gross Amount at which Carried at
                  December 31, 1995
                  -----------------

                Buildings
                   and                     Accumulated   Date of      Date
    Land       Improvements  Total(c)(d)   Depr.(d)(f)  Constr.(a)  Acquired
    ----       ------------  -----------   -----------  ----------  --------


   $17,182    $ 5,655,494   $ 5,672,676     $ 1,368,300     1989       7/89


     1,500      4,760,061     4,761,561       1,016,567     1989       9/89




    16,787        101,703       118,490          20,923      (a)       2/90
- - ----------    -----------   -----------     -----------
   $35,469    $10,517,258   $10,552,727     $ 2,405,790
==========    ===========   ===========     ===========

                       DIVERSIFIED HISTORIC INVESTORS VII
                             (a limited partnership)

                              NOTES TO SCHEDULE XI

                                DECEMBER 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 1995, for Federal income tax purposes was approximately $8,397,163. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)     Reconciliation of real estate:

                                        1995           1994           1993
                                     ----------     ----------     ----------

Balance at beginning of year       $ 16,826,909   $ 19,702,935   $ 25,218,634
Additions during this year:
    Improvements                         12,270         22,284        272,096
Deductions during the year:
    Retirements                      (6,286,452)    (2,898,310)           -0-
    Deconsolidated subsidiary               -0-            -0-     (5,787,795)
                                   ------------   ------------   ------------
Balance at end of year             $ 10,552,727   $ 16,826,909   $ 19,702,935
                                   ============   ============   ============

Reconciliation of accumulated
depreciation:
                                           1995           1994           1993
                                   ------------   ------------   ------------
Balance at beginning of year       $  3,007,245   $  2,412,417   $  2,463,848
Depreciation expense for the year       422,396        716,497        806,315
Deductions during the year:
    Retirements                      (1,043,851)      (121,669)           -0-
    Deconsolidated subsidiary               -0-            -0-       (857,746)
                                   ------------   ------------   ------------

Balance at end of year             $  2,405,790   $  3,007,245   $  2,412,417
                                   ============   ============   ============


(D) See Note E to the consolidated financial statements for further information.

(E) See Note B to the consolidated financial statements for depreciation method and lives.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

                                    PART III

Item 10.       Directors and Executive Officers of Registrant

               a.   Identification of Directors - Registrant has no directors.

               b.   Identification of Executive Officers

                    The General Partner of the Registrant is Dover Historic Advisors VII (DoHA-VII), a Pennsylvania general partnership. The partners of DoHA-VII are as follows:

 Name                 Age     Position      Term of Office   Period Served
 ----                 ---     --------      --------------   -------------

 Gerald Katzoff       48      Partner in    No fixed term    Since
                              DoHA-VII                       December 1988

 Dover Historic       --      Partner in    No fixed term    Since
 Advisors, Inc.               DoHA-VII                       December 1988
 ("Dover Advisors")

                    For further description of Dover Advisors, see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

               c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by a property management and partnership administration firm engaged by the Registrant.

               d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

               e. Business Experience. DoHA-VII is a general partnership formed in 1988. The partners of DoHA-VII are Dover Advisors and Gerald Katzoff. The general partner is responsible for management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations.

               Gerald Katzoff (age 48) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D, Ltd. (formerly The Dover Group, Ltd).

               Dover Advisors, a wholly-owned subsidiary of DHP, Inc., (formerly Dover Historic Properties, Inc.) is a corporation formed in February 1989 under the laws of the Commonwealth of Pennsylvania for the purpose of acting as the general partner (or a partner of the general partner) in real estate programs such as the Registrant. DHP, Inc. is a subsidiary of D, Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services.

               The executive officers, directors, and key employees of Dover Advisors are described below.

               Michael  J.  Tuszka  (age  49) was  appointed  Chairman  of Dover
 Advisors on January 27, 1993. Mr. Tuszka has been associated with Dover Advisors and its affiliates since 1984.

               Donna M. Zanghi (age 39) was appointed Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director, and Secretary/Treasurer of D, Ltd. She has been associated with Dover Advisors and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

               Michele F. Rudoi (age 32) was appointed on January 27, 1993 as Assistant Secretary of Dover Advisors, D, Ltd and DHP, Inc. and Director of D, Ltd.

Item 11.   Executive Compensation

           a.  Cash  Compensation  -  During  1995,   Registrant  paid  no  cash
 compensation to DoHA-VII,  any partner therein or any person named in paragraph
 c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

           c. Other  Compensation - No compensation not referred to in paragraph
 a. or paragraph b. of this Item was paid or distributed during 1995 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of
 Item 10.

           d. Compensation of Directors - Registrant has no directors.

           e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

           b. Security Ownership of Management - No equity securities of Registrant are beneficially owned by any person named in paragraph c. of Item 10.

           c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13.   Certain Relationships and Related Transactions

           a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1993 through 1995.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.  Financial Statements:

                    a.    Consolidated Balance Sheets at December 31, 1995 and
                          1994.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                    e.    Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.    Schedule XI- Real Estate and Accumulated Depreciation.

                    b.    Notes to Schedule XI.

               3.   Exhibits:

                    (a)   Exhibit Number                Document
                          --------------                --------

                                  3        Registrant's  Amended and  Restated
                                           Certificate of Limited  Partnership
                                           and Agreement of Limited Partnership,
                                           previously filed as part of Amendment
                                           No. 2 of Registrant's Registration
                                           Statement on Form S-11, are
                                           incorporated  herein by reference.

                                21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                    (b)   Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1995.

                    (c)   Exhibits:

                          See Item 14 (A) (3) above.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFIED HISTORIC INVESTORS VII

Date:  June 20, 1996            By: Dover Historic Advisors, VII General Partner
       -------------

                                    By: Dover Historic Advisors, Inc., Partner

                                        By:       /s/ Donna M. Zanghi
                                            -----------------------------------
                                               DONNA M. ZANGHI,
                                               Secretary and Treasurer

                                        By:       /s/ Michele F. Rudoi
                                            -----------------------------------
                                               MICHELE F. RUDOI,
                                               Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

           Signature                     Capacity                    Date
           ---------                     --------                    ----

DOVER HISTORIC ADVISORS VII           General Partner

By: Dover Historic Advisors, Inc.,
     Partner

     By:    /s/ Donna M. Zanghi                                  June 20, 1996
         -----------------------                                 -------------
         DONNA M. ZANGHI,
         Secretary and Treasurer

     By:   /s/ Michele F. Rudoi                                  June 20, 1996
         -----------------------                                 -------------
         MICHELE F. RUDOI,
         Assistant Secretary