Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1996-07-05
CIK 845029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                33-26385
                       ---------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VII
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                          23-2539694
- -------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

                                       N/A
- --------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of March 31, 1996, Registrant had cash of $30,607. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of March 31, 1996, Registrant had restricted cash of $83,490 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                    In recent years the Registrant has realized significant losses, including the foreclosure of one property due to the property's inability to generate sufficient cash flow to pay operating expenses and debt service. At the present time, with the exception of Northern Liberty, the remaining properties are able to generate enough cash flow to cover their operating expenses and debt service, but there is no additional cash available to the Registrant to pay its general and administrative expenses.

                    It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberty, any development of the remaining lot and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding.

               (2)  Capital Resources

                    Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                    During the first quarter of 1996, Registrant incurred a net loss of $165,107 ($9.16 per limited partnership unit) compared to a net loss of $315,488 ($17.51 per limited partnership unit) for the same period in 1995.

                    Rental income decreased $132,000 from $300,000 in the first quarter of 1995 to $168,000 in the same period in 1996. This decrease is mainly the result of the foreclosure of Shriver Square on March 30, 1995 and a slight decrease in the rental income at Robidoux, partially offset by a slight increase in rental income at Flint Goodridge. Although occupancy increased at Robidoux, rental income decreased due to rental rate tenants replacing lower rental rate tenants. The increase in rental income at Flint Goodridge is the result of higher occupancy levels experienced by the property.

                    Expenses for rental operations decreased by $142,000 from $230,000 in the first quarter of 1995 to $88,000 in the same period in 1996.
Expenses for rental operations decreased mainly due to the foreclosure of Shriver Square on March 30, 1995, partially offset by an increase of operating expenses such as maintenance, utilities, wages, and insurance expense at Flint Goodridge, and an increase in maintenance expense at Robidoux. Maintenance and utilities expense at Flint Goodridge increased due to an increase in occupancy levels, and wages increased due to cost of living raises given to employees. Higher health and property insurance premiums increased insurance expense. Robidoux experienced an increase in maintenance expense due to higher occupancy levels.

                    Depreciation and amortization expense decreased $67,000 from $175,000 in the first quarter of 1995 to $108,000 in the same period in 1996. The decrease is the result of the foreclosure of Shriver Square on March 30, 1995.

                    Interest expense decreased by $74,000 from $161,000 in the first quarter of 1995 to $87,000 in the same period in 1996. The decrease is mainly due to the foreclosure of Shriver Square on March 30, 1995, as well as a decrease in interest expense at Robidoux due to the reduction of the interest rate charged on one of the property's loans.

                    Losses incurred during the quarter at the Registrant's three properties amounted to $103,000, compared to a loss of approximately $251,000 for the same period in 1995.

                    In the first quarter of 1996, Registrant incurred a loss of $8,824 at Kensington Tower compared to a loss of $8,537 in the first quarter 1995.

                    In the first quarter of 1996, Registrant incurred a loss of $51,000 at Flint Goodridge including $53,000 of depreciation and amortization expense, compared to a loss of $43,000 in the first quarter of 1995, including $57,000 of depreciation and amortization expense. The increased loss from the first quarter of 1995 to the same quarter of 1996 is the result of an increase in operating expenses such as maintenance, utilities, wage and insurance expense partially offset by an increase in rental income. The increase in rental income, maintenance, and utilities is the result of higher occupancy levels (91% to 95%) experienced at the property. Wages increased due to cost of living raises given to employees, and insurance expense increased due to higher premiums charged by the insurance companies.

                    In the first quarter of 1996, Registrant incurred a loss of $51,000 at Robidoux, including $43,000 of depreciation and amortization expense, compared to a loss of $61,000 including $43,000 of depreciation and amortization expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the first quarter of 1996 is the result of a decrease in interest expense, partially offset by a decrease in rental income and an increase in maintenance expense. Interest expense decreased as a result of the interest rate charged on one of its loans being reduced. Rental income decreased due to a turnover of higher rental rate tenants to lower rental rate tenants, and maintenance expense increased due to higher occupancy levels (92% to 100%) experienced at the property.

                    In the first quarter of 1996, Registrant incurred a loss of $0 at Shriver Square, compared to a loss of $147,000 including $61,000 of depreciation and amortization expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to the fact that the property was foreclosed by the lender in March 1995.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                           March 31, 1996    December 31, 1995
                                           --------------    -----------------
                                            (Unaudited)
Rental properties, at cost:
   Land                                     $     35,469        $     35,469
   Buildings and improvements                 10,524,109          10,517,258
                                            ------------        ------------
                                              10,559,578          10,552,727
   Less - Accumulated depreciation            (2,512,727)         (2,405,790)
                                            ------------        ------------
                                               8,046,851           8,146,937

Cash and cash equivalents                         30,607              29,942
Restricted cash                                   79,245              87,909
Investment in affiliate                        1,483,955           1,492,779
Other assets (net of amortization of
$93,651 and $92,912 at March 31, 1996
and December 31, 1995, respectively)             436,430             437,376
                                            ------------        ------------

        Total                               $ 10,077,088        $ 10,194,943
                                            ============        ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                         $  3,857,012        $  3,858,348
   Accounts payable:
        Trade                                    426,275             380,863
        Related parties                          104,918             105,369
   Interest payable                               56,859              53,122
   Tenant security deposits                       24,163              23,753
                                            ------------        ------------

        Total liabilities                      4,469,227           4,421,455
                                            ------------        ------------
   Minority interests                            251,629             252,148
                                            ------------        ------------

Partners' equity                               5,356,233           5,521,340
                                            ------------        ------------

        Total                               $ 10,077,088        $ 10,194,943
                                            ============        ============

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                            Three months    Three months
                                               ended            ended
                                              March 31,        March 31,
                                                1996             1995
                                                ----             ----
Revenues:
   Rental income                             $ 168,261        $ 300,170
                                             ---------        ---------


Costs and expenses:
   Rental operations                            87,791          229,984
   General and administrative                   42,000           42,000
   Interest                                     87,596          161,161
   Depreciation and amortization               107,676          175,148
                                             ---------        ---------

        Total costs and expenses               325,063          608,293
                                             ---------        ---------

Loss before minority interests and
        equity in affiliate:                  (156,802)        (308,122)
Minority interests' portion of loss                519            1,172
Equity in net loss of affiliate                 (8,824)          (8,537)
                                             ---------        ---------
Net loss                                     ($165,107)       ($315,488)
                                             =========        =========

Net loss per limited partnership unit        ($   9.16)       ($  17.50)
                                             =========        =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                           1996        1995
                                                           ----        ----
Cash flows from operating activities:
  Net loss                                              ($165,107)   ($315,488)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                           107,676      175,148
  Equity in loss of affiliate                               8,824        8,537
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash                  8,664       (2,440)
    (Increase) decrease in other assets                       207       (4,013)
    Increase in accounts payable - trade                   45,411       85,712
    (Decrease) increase in accounts payable - related
    parties                                                  (451)      17,579
    Increase in interest payable                            3,737       40,712
    Increase in tenant security deposits                      410          254
                                                        ---------    ---------

Net cash provided by operating activities                   9,371        6,001
                                                        ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                     (6,853)      (5,823)
                                                        ---------    ---------

Net cash used in investing activities                      (6,853)      (5,823)
                                                        ---------    ---------

Cash flows from financing activities:
  Principal payments                                       (1,334)      (5,473)
  Minority interest                                          (519)      (1,172)
                                                        ---------    ---------

Net cash used in financing activities                      (1,853)      (6,645)
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents              665       (6,467)
                                                        ---------    ---------

Cash and cash equivalents at beginning of period           29,942       12,909
                                                        ---------    ---------

Cash and cash equivalents at end of period              $  30,607    $   6,442
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

               To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the quarter covered by this report to a vote of security holders.

Item 6. Exhibits and Reports on Form 8-K

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

                       21 Subsidiaries of the Registrant are listed in Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 1, 1996       DIVERSIFIED HISTORIC INVESTORS VII
       ------------

                             By: Dover Historic Advisors VII, General Partner

                                 By: Dover Historic Advisors, Inc., Partner


                                      By:  /s/ Donna M. Zanghi
                                         --------------------------
                                           DONNA M. ZANGHI
                                           Secretary and Treasurer