Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1996-08-08
CIK 845029

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

Commission file number                       33-26385
                       ---------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VII
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                               23-2539694
- -------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification No.)

                 Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------
                                       N/A
- --------------------------------------------------------------------------------

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes_____ No__ X__

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

           Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
           Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
           Consolidated Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995 (unaudited)
           Notes to Consolidated Financial Statements  (unaudited)

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

            (1)  Liquidity

                 As of June 30, 1996, Registrant had cash of $27,005. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                 As of June 30, 1996, Registrant had restricted cash of $82,963 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                 It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest). With respect to Northern Liberty, any development of the remaining lot will require additional funding of capital. The Registrant has not yet identified any sources for this funding.

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

            (3)  Results of Operations

                 During the second quarter of 1996, Registrant incurred a net loss of $163,595 ($9.08 per limited partnership unit) compared to a net loss of $158,593 ($8.80 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $328,702 ($18.24 per limited partnership unit) compared to a net loss of $474,081 ($26.30 per limited partnership unit) for the same period in 1995.

                 Rental income increased slightly from $174,529 in the second quarter of 1995 to $176,254 in the same period in 1996 and decreased $130,184 from $474,699 for the first six months of 1995 to $344,515 for the same period in 1996. This decrease from the first six months of 1995 to the same period in 1996 is mainly the result of the foreclosure of Shriver Square on March 30, 1995 and a slight decrease in the rental income at Robidoux, partially offset by an increase in rental income at Flint Goodridge. Rental income decreased at Robidoux due to lower rental rate tenants replacing higher rental rate tenants, even though occupancy levels increased (96% to 98%). The increase in rental income at Flint Goodridge is the result of higher average rental rates.

                 Expenses for rental operations increased by $9,535 from $71,537 in the second quarter of 1995 to $81,072 in the same period in 1996. Expenses increased mainly due to an increase in operating expenses such as maintenance and salary and wage expense at Flint Goodridge and Robidoux, as well as an increase in professional fees at Robidoux. Maintenance expense at Flint Goodridge increased due to expenditures for certain deferred maintenance items. Robidoux experienced an increase in maintenance expense due to higher occupancy levels (93% to 95%). Salary and wage expense increased due to cost of living increases given to employees, and professional fees increased due to an appraisal done at the property.

                  Expenses for rental operations decreased by $132,658 from $301,521 for the first six months of 1995 to $168,863 for the same period in 1996. Expenses decreased mainly due to the foreclosure of Shriver Square on March 30, 1995, partially offset by an increase in maintenance and insurance expense at Flint Goodridge and an increase in maintenance, professional fees, and salary and wage expense at Robidoux. Maintenance expense at Flint Goodridge increased due to expenditures for certain deferred maintenance items, and insurance expense increased due to an increase in premiums. Maintenance expense at Robidoux increased due to higher occupancy levels (96% to 98%). Professional fees increased due to an appraisal done at the property, and salary and wage expense increased due to cost of living increases given to employees.

                 Depreciation and amortization expense decreased $6,057 from $113,732 in the second quarter of 1995 to $107,675 in the same period in 1996 due to certain fixed assets at Flint Goodridge becoming fully depreciated.

                 Depreciation and amortization expense decreased $73,529 from $288,880 for the first six months of 1995 to $215,351 in the same period in 1996. This decrease is mainly the result of the foreclosure of Shriver Square on March 30, 1995.

                 Interest expense decreased by $200 from $97,793 in the second quarter of 1995 to $97,593 in the same period in 1996 and decreased by $73,765 from $258,954 for the first six months of 1995 to $185,189 in the same period in 1996. The decrease from the first six months of 1995 to the same period in 1996 is mainly due to the foreclosure of Shriver Square on March 30, 1995, as well as a decrease in interest expense at Robidoux due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996.

                 Losses incurred during the second quarter at the Registrant's properties amounted to $99,000, compared to a loss of approximately $94,000 for the same period in 1995. For the first six months of 1996 the Registrant's properties recognized a loss of $202,000 compared to a loss of approximately $346,000 for the same period in 1995.

                 In the second quarter of 1996 Registrant incurred a loss of $12,000 at Kensington Tower, compared to a loss of $9,000 for the same period of 1995. For the first six months of 1996, Registrant incurred a loss of $21,000 at Kensington Tower compared to a loss of $17,000 for the same period in 1995. The Registrant accounts for this investment on the equity method and the increase in the loss is due to an increase in operating expenses due to normal inflationary increases.

                 In the second quarter of 1996, Registrant incurred a loss of $37,000 at Flint Goodridge including $53,000 of depreciation and amortization expense, compared to a loss of $39,000 in the second quarter of 1995, including $57,000 of depreciation and amortization expense. The decrease in the loss from the second quarter of 1995 to the same period in 1996 is the result of an increase in rental income, partially offset by an increase in maintenance and salary and wage expense. The increase in rental income is the result of higher average rental rates. Maintenance expense increased due expenditures for certain deferred maintenance items, and salary and wage expense increased due to cost of living increases given to employees.

                 For the first six months of 1996, Registrant incurred a loss of $88,000, at Flint Goodridge, including $106,000 of depreciation and amortization expense, compared to a loss of $83,000, including $113,000 of depreciation and amortization expense. The increase in the loss is the result of an increase in maintenance and insurance expense, partially offset by an increase in rental income, as well as a decrease in depreciation expense. Maintenance expense increased due to expenditures for certain deferred maintenance items, and insurance expense increased due to an increase in premiums. The increase in rental income is the result of higher average rental rates. Depreciation and amortization expense decreased due to furniture and fixtures becoming fully depreciated and organization costs becoming fully amortized in the second quarter of 1995.

                 In the second quarter of 1996, Registrant incurred a loss of $62,000 at Robidoux, including $43,000 of depreciation and amortization expense, compared to a loss of $55,000 including $43,000 of depreciation and amortization expense in the second quarter of 1995. The increase in the loss is the result of an increase in professional fees, maintenance, and salary and wage expense. The increase in professional fees is due to an appraisal done at the property. Maintenance expense increased due to higher occupancy levels (93% to 95%) experienced at the property. Salary and wage expense increased due to cost of living increases given to employees.

                 For the first six months of 1996, Registrant incurred a loss of $114,000 at Robidoux, including $86,000 of depreciation and amortization expense, compared to a loss of $115,000, including $86,000 of depreciation and amortization expense for the same period in 1995. The decrease in the loss is due to a decrease in interest expense, partially offset by a decrease in rental income and an increase in professional fees, maintenance, and salary and wage expense. Interest expense decreased due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. Rental income decreased as a result of lower rental rate tenants replacing higher rental rate tenants, even though occupancy levels increased. The increase in professional fees is due to an appraisal done at the property. Maintenance expense increased due to higher occupancy levels (96% to 98%) experienced at the property. Salary and wage expense increased due to cost of living increases given to employees.

                 In the second quarter of 1996, Registrant incurred a loss of $0 at Shriver Square, compared to a loss of $400 including $0 of depreciation and amortization expense in the second quarter of 1995, and for the first six months of 1996, Registrant incurred a loss of $0 compared to a loss of $148,000 for the same period in 1995, including $61,000 of depreciation and amortization expense. The decrease in the loss from the second quarter and the first six months of 1995 to the same periods in 1996 is due to the fact that the property was foreclosed by the lender in March 1995.

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                         June 30, 1996     December 31, 1995
                                         -------------     -----------------
                                          (Unaudited)
Rental properties, at cost:
   Land                                   $    35,469        $    35,469
   Buildings and improvements              10,526,211         10,517,258
                                           ----------         ----------

                                           10,561,680         10,552,727
   Less - Accumulated depreciation         (2,619,663)        (2,405,790)
                                           ----------         ----------
                                            7,942,017          8,146,937

Cash and cash equivalents                      27,005             29,942
Restricted cash                                82,963             87,909
Investment in affiliate                     1,471,828          1,492,779
Other assets (net of  amortization
of $94,390 and $92,912 at June 30,
1996 and December 31, 1995, respectively)     433,640            437,376
                                           ----------         ----------

      Total                               $ 9,957,453        $10,194,943
                                           ==========         ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                       $ 3,637,545        $ 3,858,348
   Accounts payable:
      Trade                                   461,302            380,863
      Related parties                         311,791            105,369
   Interest payable                            76,507             53,122
   Tenant security deposits                    26,659             23,753
                                           ----------         ----------

      Total liabilities                     4,513,804          4,421,455
                                           ----------         ----------

   Minority interests                         251,011            252,148
                                           ----------         ----------

Partners' equity                            5,192,638          5,521,340
                                           ----------         ----------

      Total                               $ 9,957,453        $10,194,943
                                           ==========         ==========

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                        Three months            Six months
                                       ended June 30,         ended June 30,
                                      1996        1995        1996      1995
                                    --------    --------    --------  --------

Revenues:
  Rental income                     $176,254    $174,529    $344,515   $474,699
                                    --------    --------    --------   --------

Costs and expenses:
  Rental operations                   81,072      71,537     168,863    301,521
General and administrative            42,000      42,000      84,000     84,000
  Interest                            97,593      97,793     185,189    258,954
Depreciation and amortization        107,675     113,732     215,351    288,880
                                    --------    --------    --------   --------

   Total costs and expenses          328,340     325,062     653,403    933,355
                                    --------    --------    --------   --------
Loss before minority interests
   and equity in affiliate          (152,086)   (150,533)   (308,888)  (458,656)

Minority interests' portion of loss      618         547       1,137      1,719

Equity in net loss of affiliate      (12,127)     (8,607)    (20,951)   (17,144)
                                    --------    --------    --------   --------

Net Loss                           ($163,595)  ($158,593)  ($328,702) ($474,081)
                                    ========    ========    ========   ========
Net loss per limited
   partnership unit                ($   9.08)  ($   8.80)  ($  18.24) ($  26.30)
                                    ========    ========    ========   ========

                       DIVERSIFIED HISTORIC INVESTORS VII
                       ----------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Six months ended
                                                         June 30,
                                                    1996           1995
                                                 ---------      ---------
Cash flows from operating activities:
  Net loss                                      ($ 328,702)    ($ 474,081)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                    215,351        288,880
  Equity in loss of affiliate                       20,951         17,144
  Changes in assets and liabilities:
   Decrease (increase) in restricted cash            4,946         (4,327)
   Decrease (increase) in other assets               2,258         (1,090)
   Increase (decrease) in accounts payable-
     trade                                          80,439       (165,415)
   Increase in accounts payable
     related parties                               206,422        317,843
   Increase in interest payable                     23,385         40,712
   Increase in tenant security deposits              2,906            761
                                                 ---------      ---------

Net cash provided by operating activities          227,956         20,427
                                                 ---------      ---------

Cash flows from investing activities:
  Capital expenditures                              (8,953)        (6,565)
                                                 ---------      ---------

Net cash used in investing activities               (8,953)        (6,565)
                                                 ---------      ---------

Cash flows from financing activities:
  Principal payments                              (220,803)       (10,064)
  Minority interest                                 (1,137)        (1,719)
                                                 ---------      ---------

Net cash used in financing activities             (221,940)       (11,783)
                                                 ---------      ---------

(Decrease) increase in cash and cash
  equivalents                                       (2,937)         2,079
                                                 ---------      ---------

Cash and cash equivalents at beginning of           29,942         12,909
  period                                         ---------      ---------

Cash and cash equivalents at end of period       $  27,005      $  14,988
                                                 =========      =========

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

            (b)  Reports on Form 8-K:

                 No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 6, 1996       DIVERSIFIED HISTORIC INVESTORS VII
     -----------------
                               By: Dover Historic Advisors VII, General Partner

                                   By: Dover Historic Advisors, Inc., Partner


                                       By:       /s/ Donna M. Zanghi
                                          -------------------------------------
                                             DONNA M. ZANGHI
                                             Secretary and Treasurer