Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1996-11-08
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------
Commission file number                   33-26385
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                 23-2539694
-------------------------------                  ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                    Identification No.)

        Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------

                                  N/A
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                       Yes             No   X
                                                ----------     -------

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had cash of $36,832. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $85,825 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest). With respect to Northern Liberty, any development of the remaining lot will require additional funding of capital. The Registrant has not identified any sources for this funding.

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. With respect to Northern Liberty, any development of the remaining lot will require additional funding of capital. The Registrant has not identified any sources for this funding. Except for such costs, the Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $141,012 ($7.82 per limited partnership unit) compared to a net loss of $157,163 ($8.72 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $469,714 ($26.06 per limited partnership unit) compared to a net loss of $631,245 ($35.03 per limited partnership unit) for the same period in 1995.

                     Rental income increased slightly from $177,069 in the third quarter of 1995 to $177,253 in the same period in 1996 and decreased $130,000 from $651,768 for the first nine months of 1995 to $521,768 for the same period in 1996. This decrease from the first nine months of 1995 to the same period in 1996 is mainly the result of the foreclosure of one of the Registrant's properties ("Shriver Square") on March 30, 1995 and a decrease in the rental income at Robidoux, due to lower rental rate tenants replacing higher rental rate tenants, partially offset by an increase in rental income at Flint Goodridge due to higher average rental rates.

                    Expenses for rental operations decreased by $7,901 from $78,162 in the third quarter of 1995 to $70,261 in the same period in 1996. Expenses for rental operations decreased mainly due to an overall decrease in operating expenses at Robidoux, partially offset by an increase in maintenance, insurance, and salary and wage expense at Flint Goodridge, as discussed below.

                      Expenses for rental operations decreased by $140,560 from $379,684 for the first nine months of 1995 to $239,124 for the same period in 1996. Expenses for rental operations decreased mainly due to the foreclosure of Shriver Square on March 30, 1995, partially offset by an increase in maintenance, insurance and salary and wage expense at Flint Goodridge, as discussed below.

                     Depreciation and amortization expense decreased $2,117 from $109,793 in the third quarter of 1995 to $107,676 in the same period in 1996 due to certain fixed assets at Flint Goodridge becoming fully depreciated.

                     Depreciation and amortization expense decreased $75,646 from $398,673 for the first nine months of 1995 to $323,027 in the same period in 1996. This decrease is mainly the result of the foreclosure of Shriver Square on March 30, 1995.

                     Interest expense decreased by $5,045 from $92,235 in the third quarter of 1995 to $87,190 in the same period in 1996 due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996 at Robidoux.

                      Interest expense decreased by $78,810 from $351,189 for the first nine months of 1995 to $272,379 in the same period in 1996 mainly due to the foreclosure of Shriver Square on March 30, 1995, as well as a decrease in interest expense at Robidoux, as noted above.

                     Losses incurred during the third quarter at the Registrant's properties amounted to $76,000, compared to a loss of approximately $88,000 for the same period in 1995. For the first nine months of 1996 the Registrant's properties recognized a loss of $277,000 compared to a loss of approximately $434,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $34,000 at Flint Goodridge including $53,000 of depreciation and amortization expense, compared to a loss of $40,000 in the third quarter of 1995, including $53,000 of depreciation and amortization expense, and for the first nine months of 1996, Registrant incurred a loss of $122,000, including $159,000 of depreciation and amortization expense compared to a loss of $123,000, including $166,000 of depreciation and amortization expense for the same period in 1995. The decrease in the loss from the third quarter and first nine months of 1996 to the same periods in 1995 is the result of an increase in rental income, combined with a decrease in depreciation expense, partially offset by an increase in maintenance, insurance, and wage and salary expense. The increase in rental income is the result of higher average rental rates. Depreciation expense decreased due to furniture and fixtures becoming fully depreciated in the second quarter of 1995. Maintenance expense increased due to expenditures for certain deferred maintenance items, insurance expense increased due to an increase in premiums, and wage and salary expense increased due to cost of living increases given to employees.

                        In the third quarter of 1996, Registrant incurred a loss of $42,000 at Robidoux, including $43,000 of depreciation and amortization expense, compared to a loss of $48,000, including $43,000 of depreciation and amortization expense in the third quarter of 1995, and for the first nine months of 1996, Registrant incurred a loss of $155,000, including $130,000 of depreciation and amortization expense, compared to a loss of $163,000 including $129,000 of depreciation and amortization expense for the same period in 1995. The decrease in the loss from the third quarter and first nine months of 1996 to the same periods in 1995 is due to an overall decrease in operating expenses, combined with a decrease in interest expense, partially offset by a decrease in rental income. Operating expenses decreased due to operational efficiencies achieved at the property, and interest expense decreased due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. Rental income decreased as a result of lower rental rate tenants replacing higher rental rate tenants.

                        In the third quarter of 1996, Registrant incurred a loss of $0 at Shriver Square, compared to a loss of $0 in the third quarter of 1995, and for the first nine months of 1996, Registrant incurred a loss of $0, compared to a loss of $148,000, including $61,000 of depreciation and amortization for the same period in 1995. The decrease in the loss from the first nine months of 1995 to the same period in 1996 is due to the fact that the property was foreclosed by the lender in March 1995.

                    In the third quarter of 1996 Registrant incurred a loss of $12,000 at Kensington Tower, compared to a loss of $13,000 for the same period of 1995. For the first nine months of 1996, Registrant incurred a loss of $33,000, compared to a loss of $30,000 for the same period in 1995. The increase in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in operating expenses due to normal inflationary increases. The Registrant accounts for this investment on the equity method.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                     CONSOLIDATED BALANCE SHEETS

                                Assets

                                     September 30,1996       December 31, 1995
                                        (Unaudited)
Rental properties, at cost:
Land                                    $      35,469           $      35,469
Buildings and improvements                 10,526,211              10,517,258

                                           10,561,680              10,552,727
Less - Accumulated depreciation            (2,726,600)             (2,405,790)
                                            7,835,080               8,146,937

Cash and cash equivalents                      36,832                  29,942
Restricted cash                                85,825                  87,909
Investment in affiliate                     1,460,264               1,492,779
Other  assets  (net  of  amortization   of
$95,129 and $92,912 at September 30,  1996
and December 31, 1995, respectively)
                                              452,693                  437,376
                                            ---------               ----------
       Total                               $9,870,694              $10,194,943
                                            =========               ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 3,625,620             $ 3,858,348
Accounts payable:
       Trade                                  522,272                 380,863
       Related parties                        305,590                 105,369
Interest payable                               86,721                  53,122
Tenant security deposits                       28,280                  23,753
                                            ---------              ----------
       Total liabilities                    4,568,483               4,421,455
                                            ---------              ----------
Minority interests                            250,585                 252,148

Partners' equity                            5,051,626               5,521,340
                                           ----------              ----------
       Total                              $ 9,870,694             $10,194,943
                                           ==========              ==========
The accompanying notes are an intergral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                      Three months             Nine months
                                   ended September 30,      ended September 30,
                                    1996        1995         1996       1995

Revenues:
 Rental income                    $177,253   $ 177,069    $ 521,768  $ 651,768
                                   -------     -------      -------    -------
Costs and expenses:
 Rental operations                  70,261      78,162      239,124    379,684
   General and administrative       42,000      42,000      126,000    126,000
 Interest                           87,190      92,235      272,379    351,189
   Depreciation and amortization   107,676     109,793      323,027    398,673
                                   -------     -------      -------  ---------
   Total costs and expenses        307,127     322,190      960,530  1,255,546
                                   -------     -------      -------  ---------
Loss before minority interests
      and equity in affiliate     (129,874)   (145,121)    (438,762)  (603,778)
                                   -------     -------      -------    -------
Minority interests'                    426         487        1,563      2,206

Equity in net loss of affiliate    (11,564)    (12,529)     (32,515)   (29,673)
                                   -------     -------      -------    -------
Net Loss                        ($ 141,012) ($ 157,163)  ($ 469,714) ($631,245)

Net loss per limited
     partnership unit           ($    7.82) ($    8.72)  ($   26.06)  ($ 26.06)

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                    Nine months ended
                                                      September 30,
                                                  1996              1995
Cash flows from operating activities:
 Net loss                                      ($469,714)         ($631,245)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
 Depreciation and amortization                   323,027            398,673
 Equity in loss of affiliate                      32,515             29,673
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash            2,084             (5,098)
 Increase in other assets                        (17,534)                -0-
 Increase (decrease) in accounts payable -
         trade                                   141,409           (124,015)
 Increase in accounts payable
         related parties                         200,221            317,392
 Increase in interest payable                     33,599             40,712
 Increase in tenant security deposits              4,527              1,298
                                                 -------            -------
Net cash provided by operating activities        250,134             27,390
                                                 -------            -------
Cash flows from investing activities:
 Capital expenditures                             (8,953)            (8,192)
                                                 -------            -------
Net cash used in investing activities             (8,953)            (8,192)
                                                 -------            -------
Cash flows from financing activities:
 Principal payments                             (232,728)            (9,687)
 Minority interest                                (1,563)            (2,206)
                                                 -------            --------
Net cash used in financing activities           (234,291)           (11,893)
                                                 -------            -------
Increase in cash and cash equivalents              6,890              7,305

Cash and cash equivalents at beginning of period  29,942             12,909
                                                 -------            -------
Cash and cash equivalents at end of period      $ 36,832           $ 20,214
                                                 =======            =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest       $234,111           $310,476

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


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

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibit   Document
                    Number
                       3      Registrant's  Amended and Restated  Certificate
                              of   Limited   Partnership  and  Agreement   of
                              Limited  Partnership, previously filed as  part
                              of    Amendment    No.   2   of    Registrant's
                              Registration  Statement  on  Form   S-11,   are
                              incorporated herein by reference.

                      21      Subsidiaries  of the Registrant are  listed  in
                              Item 2. Properties on Form 10-K, previously filed and incorporated herein by reference.

                (b)  Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 1996   DIVERSIFIED HISTORIC INVESTORS VII

                          By: Dover Historic Advisors VII, General Partner

                              By: Dover Historic Advisors, Inc., Partner

                                  By:  /s/ Donna M. Zanghi
                                       DONNA M. ZANGHI
                                       Secretary and Treasurer