Form 10-K/A
period 1994-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1996-11-18
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1994
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -------------------
Commission file number             33-26385
                       -----------------------------------------------
                 DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2539694
-------------------------------                       -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

    SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA  19102
-----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: 17,839 Units

                  UNITS OF LIMITED PARTNERSHIP INTEREST
------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                        Yes ___  No   X

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1994, Registrant had
outstanding   17,839  units  of  limited  partnership  interest   (the
"Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                     In February 1990, Registrant acquired a 99% general partnership interest in Northern Liberty Development Associates ("NLDA"), a Pennsylvania limited partnership which owned approximately 250,000 square feet ("sf") of undeveloped property in the Northern Liberties section of Philadelphia, Pennsylvania. The property was acquired during the active historic rental residential period in downtown Philadelphia and was programmed to be rehabilitated as historically-certified, market rate residences; this use was in keeping with the redevelopment and gentrification of the Northern Liberties section of Philadelphia. Due to the significant downturn in many sections of the country in the urban real estate market for luxury housing, the original development plan was reconsidered. The Registrant explored various alternatives including the development of the property for light industrial use or artists' loft space. However, these projects were determined to be economically infeasible due to the deteriorating physical condition of the property. During 1994, the Registrant was contacted by a local neighborhood group that was interested in developing the property in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. NLDA continues to own 25% of a neighboring property which contains a 15,744 sf building.

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

                     On March 1, 1993, Shriver Square Joint Venture ("SSJV"), a general partnership in which the Registrant owns a 98%
interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. SSJV has since filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. See Item 2.c. Properties for a description of the
Amended Plan. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder.

                     On June 1, 1993, an amended and restated joint venture agreement was reached for Hill Hotel Apartments Joint Venture ("HHAJV"), a partnership in which the Registrant originally owned a 98% general partnership interest. The agreement provided for, among other things, the resolution of certain litigation and a reduction of the Registrant's general partnership interest to a 30% interest.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, except for one, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, three properties are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Five properties currently held by the Registrant are held for rental operations and one property's final use has not yet been determined. At this time it is anticipated that all the properties, except the undeveloped property, will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1994, Registrant owned interests in six properties located in Nebraska (one), Missouri (one), South Dakota (one), Pennsylvania (one), and Louisiana (two). One of the six properties, Shriver Square (See Item 1, a. above) was taken by deed-in-lieu of foreclosure in March 1995. In total, the properties in which the Registrant has a controlling interest contain 153 apartment units, and 60,775 sf of commercial/retail space. As of December 31, 1994, 144 apartment units were under lease at monthly rental rates ranging from $195 to $530; and approximately 53,287 sf of commercial/rental space was under lease at annual rental rates of $4.00 to $24.00 per sf. For a further discussion of the properties, see Item 2. Properties.

                     Due to the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In each market, there are several similar historically-certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which Registrant's properties are located.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information about Foreign and Domestic Operations and Export Sales.

                    See Item 8, Financial Statements and Supplementary
Data

Item 2.             Properties

                    As December 31, 1994, Registrant owned controlling interests in four partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

               a.   Flint-Goodridge Apartments - consists of a 93 unit
low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of
$2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 1994 was $2,301,097. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of FGGP. As of December 31, 1994, 90 units were under lease (97%) with monthly rents ranging from $382 to $530. All leases are renewable, one-year leases. The occupancy rate since completion of the building in 1990 has been 96% for 1993, 92% for 1992, 98% for 1991 and 91% for 1990. The
monthly rental range has been approximately the same since 1990. For tax purposes, this property has a federal tax basis of $4,076,296 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $2,939 which is based on an assessed value of $18,300 taxed at a rate of $160.60 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               b.   Robidoux School Apartments - consists of a 60 unit
low income housing facility at 201 South 10th Street in St. Joseph, Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction note payable of $1,450,000, (principal balance at December 31, 1994 of $1,043,812), a Community Development Block Grant ("CDBG") loan of $74,000 (principal balance at December 31, 1994 of $42,839), and a CDBG grant of $38,500. RRJV is in the process of negotiating permanent financing to replace the construction loan whose maturity was first extended from November 30, 1992 to May 15, 1993, by reducing the principal balance by $200,000 and then extended again until September 15, 1994 by reducing the principal balance by $100,000 on June 17, 1993, $50,000 on September 14, 1993 and an additional $50,000 on March 15, 1994. The loan was further extended to March 15, 1995 by paying an extension fee equal to one-half (1/2) percent and again until June 15, 1995. The amounts repaid were funded by a line of credit extended by another lender ($400,025 and $334,000 principal outstanding at December 31, 1994 and 1993, respectively) which bears interest at prime plus 1% (9 1/2% and 7% at December 31, 1994 and 1993, respectively) and is due November 1995. It is expected that the construction loan will again be extended but that another principal paydown will not be required. Applications to convert this loan to permanent financing have been submitted to two other lenders and are currently being reviewed. The property is managed by a property management firm which is an
affiliate  of  the Registrant's co-general partner  of  RRJV.   As  of
December 31, 1994, 54 of the 60 apartment units were under lease (90%), with monthly rents ranging from $195 to $341. All leases are renewable, one-year leases. The occupancy rate since completion of the building in 1990 has been 97% for 1993, 93% for 1992, 100% for 1991, and 22% for 1990. The monthly rental range has been approximately the same since 1990. For tax purposes, this property has a federal tax basis of $4,308,597, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $1,115 which is based on an assessed value of $13,840 taxed at a rate of $80.56 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that property is adequately covered by insurance.

               c.   Shriver Square - consists of 60,775 sf of rentable
commercial space at 230 South Philips Avenue in Sioux Falls, South Dakota. In December 1989, Registrant acquired a 98% general partnership interest in Shriver Square Joint Venture ("SSJV"), a Nebraska general partnership which owns the property, for a cash contribution of $1,350,000. Registrant subsequently capitalized $251,000 in acquisition costs relating to the investment. SSJV acquired and rehabilitated the property for $4,629,856 ($74.69 sf), which was funded by two notes with original principal amounts of $2,650,000 and $500,000. Pursuant to the Amended Plan (see below) the notes have been restructured (principal balances at December 31, 1994 were $2,757,128 and $476,012, respectively) and bear interest at 8%, payable interest only until October 15, 1995, when monthly payments of principal (based on a 25-year amortization) and interest in the amount of $24,954 will commence with the entire principal balance due June 2000. In 1991, a third note for $200,000 was issued relating to a Grant of Easement loan. This loan between SSJV and the City of Sioux Falls provided for $200,000 in return for the permanent easement of the pedestrian ramp and skyway system at the SSJV building. $100,000 of the loan was released upon the attainment of executed leases occupying 39,125 sf (this was achieved in February, 1993). The balance is due upon sale or refinance of the property.

                    During 1992 two leases were signed with government agencies for approximately 26,350 sf. In order to perform the tenant fit-out for this space, Shriver Square incurred approximately $500,000 of construction and trade payables for which there was not sufficient cash flow after paying debt service to the first mortgage holder. As a result, several creditors filed liens against the property, and the construction lender declared the loan in default. The Registrant attempted to negotiate various loan modifications with the lender including borrowing additional funds in order to repay the unsecured creditors. However, no agreement was reached and the lender threatened foreclosure proceedings. In order to forestall these proceedings, Shriver Square filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code on March 1, 1993. Shriver Square filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. The Amended Plan provides for payment of interest only for two years at a rate of 8% to the secured creditors, with principal amortization commencing in October 1995. In addition, the unsecured creditors (including those who have filed liens) were paid approximately 35% of their claim in November 1993 with the balance to be paid over six years. The payments made under the Amended Plan were funded by a cash contribution of $189,521 by the Registrant and cash flow from the property. The remaining payments required were expected to be funded out of operating cash flow. However as described in Item 1 a., the property's cash flow was not sufficient to make all the payments required by the Amended Plan. As a result, the first mortgage holder declared a loan default, and on March 30, 1995 took possession of the deed to the property.

                     The property was managed by BCMI. As of December 31, 1994, Shriver Square had 53,287 sf under lease (88%) for which annual rental rates range from $4.00 sf to $24.00 sf. The occupancy since completion in 1990 of the building had been 79% for 1993, 59% for 1992, 59% for 1991, and 16% for 1990. The range for annual rents had been $5.11 per sf to $14.84 per sf, $9.00 per sf to $14.28 per sf for 1992, $9.00 per sf to $14.16 per sf for 1991, and $10.71 per sf to $14.00 per sf for 1990. There were two tenants who each occupy ten percent or more of the rentable square footage. Their principal businesses are banking and government services.

                     The following is a table showing commercial lease expirations at Shriver Square for the next five years.

                                            Total annual
                Number of     Total sf of      rental      % of gross
                  leases       expiring      covered by      annual
                 expiring       leases        expiring       rental
                                               leases

     1995              4        8,900          $  62,197      10%
     1996              2        2,229             27,628       5%
     1997              1        1,199             13,489       2%
     1998              4       13,033            109,811      18%
     1999              2        1,801             23,767       4%
     Thereafter        2       26,120            369,683      61%

                     For tax purposes, this property has a federal tax basis of $5,957,978, and is depreciated using the straight-line method of depreciation with a useful life of 31.5 years. The annual real estate taxes are $4,288 which is based on an assessed value of $143,243 taxed at a rate of $29.94 per $1,000. It is the opinion of the management of the Registrant that the property is adequately covered by insurance. For a description of the legal proceedings involving Shriver Square see Item 3. Legal Proceedings.

                d. The Bakery Apartments - consists of 68 apartment units at 1111 South Peter Street in New Orleans, Louisiana. In March 1991, Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in the same Louisiana general partnership for an aggregate cash contribution of $1,400,000. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part by a $3,329,000 construction loan which bore interest at Chase Manhattan Bank's prime rate plus 1/2%, with interest payable monthly. In October 1992, the loan was refinanced with two new loans, one for $3,135,000 (principal balance of $3,080,215 at December 31,
1994) and the other for $201,500 (principal balance of $198,369 at December 31, 1994). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule, principal balance due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $160,874 at December 31, 1994) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as they had as general partners. The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 1994, 58 units are under lease (85%) with monthly rents ranging from $465 to $1,720. All leases are renewable, one year leases. The occupancy rates since completion of the building in 1991 has been 92% for 1993, 93% for 1992 and 29% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of
$3,344,526, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                e. Kensington Tower ("Hill Hotel")- consists of a 65 unit low income housing facility and 3,550 sf of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note bears interest at the lender's prime rate plus 1/2%, (6-1/2% at December 31, 1993) and was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 1994 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 1994 of $283,160) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $648,375 at December 31, 1994), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. The property is managed by an independent property management firm. As of December 31, 1994, 58 units are under lease (89%) with monthly rents ranging from $295 to $490. All leases are renewable, one-year leases. The occupancy for the previous four years was 92% for 1993, 89% for 1992, 85% for 1991, and 90% for 1990. The monthly rental range has been approximately the same since 1989. For tax purposes, this property has a federal tax basis of $5,309,460, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $55,283 which is based on an assessed value of $2,045,900 taxed at a rate of $27.0212 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

                     On March 1, 1993, Shriver Square Joint Venture filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Shriver has since filed a Plan of Reorganization and an Amended Plan of Reorganization (the "Amended Plan"). The Amended Plan, with some minor changes, was confirmed on October 15, 1993. See
Item 2. Properties for a description of the amended plan. Due to insufficient cash flow generated by the property, SSJV ceased making debt service payments in January 1995. The loan was declared in default by the lender and on March 30, 1995, the deed to the property, which was held in escrow pursuant to the Amended Plan, was delivered to the first mortgage holder.

Item 4.        Submission of Matters to a Vote of Security Holders

                No matter was submitted during the fiscal year covered by this report to a vote of security holders.

                                PART II

Item  5.             Market for Registrant's Common Equity and Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 75 units of record were sold or exchanged in 1994.

                b. As of December 31, 1994, there were 1,715 record holders of Units.

                c. Registrant has not declared any cash dividends in 1994 or 1993.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1994.

                      1994         1993         1992          1991       1990
                                                          (unaudited)(unaudited)

Rental income     $ 1,271,400  $ 1,323,950  $ 1,135,053*  $ 1,013,926  $ 607,389
Interest income         1,851       16,010       42,911*       83,521    203,153
Net loss            3,410,809    1,982,140    1,341,756*    1,204,451    910,252
Net loss per Unit      189.29       110.00        74.46*        66.84      50.52
Total assets (net  16,244,826   19,711,424   24,851,148    25,612,785 25,618,690
of depreciation
and amortization)
Debt obligations    7,184,570    7,197,834    9,087,050     8,871,152  9,639,426
Distributions to           -0-          -0-          -0-           -0-    33,861
partners
  * Unaudited

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1994 Registrant had total unrestricted cash of $12,909. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1994, Registrant had restricted cash of $81,050 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During 1994 (the "Year"), Registrant incurred a net loss of $3,433,586 ($190.55 per limited partnership unit), compared to a net loss of $1,982,140 ($110.00 per limited partnership unit) in 1993, and a net loss of $1,341,756 ($74.46 per limited partnership unit) in 1992. Included in the 1994 loss is $2,480,680 of extraordinary loss relating to the donation of the property owned by Northern Liberty Development Associates. The increase of $640,384 in net loss from 1992 to 1993 results mainly from the inclusion of $593,523 of extraordinary loss recognized on the foreclosure of one property ('Mass & L") in which the Registrant had a minority interest.

                    Rental income increased from $1,135,053 in 1992 to $1,323,950 in 1993 and decreased to $1,271,400 in 1994. The decrease from 1993 to 1994 is mainly the result of the change in the accounting method as a result of the change in ownership used for one of the properties (Hill Hotel) partially offset by an increase in rental income at one of the properties due to higher average occupancy. The increase from 1992 to 1993 results mainly from increased rental income due to two new leases for an additional 26,350 sf of commercial space at Shriver Square.

                     During 1992 and 1993, substantial cash balances were held in interest bearing accounts prior to being used for their intended purposes. As a result of a decrease in cash, interest income declined from $42,911 in 1992 to $16,010 in 1993 to $1,851 in 1994.

                     Other income of $100,000 in 1993 results from an extinguishment of debt according to the Grant of Easement loan agreement between Shriver Square Joint Venture and the City of Sioux Falls in which $100,000 of the loan was released upon attainment of leases for 67 percent of net square footage. This percentage was achieved in February 1993.

                    Operating expenses increased from $694,182 in 1992 to $1,017,118 in 1993 and decreased to $650,715 in 1994. The decrease from 1993 to 1994 and the increase from 1992 to 1993 is primarily due to the legal fees incurred in 1993 in connection with the Shriver Square bankruptcy. The decrease from 1993 to 1994 is secondarily the result of the change in accounting methods as a result of a change in the ownership at one of the properties (Hill Hotel). The increase from 1992 to 1993 is secondarily due to an increase in certain variable expenses (i.e. utilities, repairs & maintenance, and management fees) as a result of higher occupancy at Shriver Square.

                    General and administrative expenses increased from $224,990 in 1992 to $255,444 in 1993 and decreased to $168,000 in
1994. The decrease from 1993 to 1994 and the increase from 1992 to 1993 resulted from legal fees incurred in 1993 in connection with the litigation and subsequent settlement agreement involving the Hill Hotel Apartments Joint Venture.

                     Interest expense increased from $643,998 in 1992 to $690,060 in 1993 and decreased to $625,778 in 1994. The decrease from 1993 to 1994 is due to a decrease in the interest rate on the loans at one of the properties. This increase from 1992 to 1993 is the result of the restructuring of several notes which led to higher principal balances on which interest expense is calculated.

                     During the year, losses of $627,232 were incurred at Registrant's Properties compared to $1,057,358 in 1993 and $1,044,055 in 1992. A discussion of property operations/activities follows:

                     In  1994, Registrant sustained a loss of $209,093
at Flint-Goodridge including $226,977 of depreciation and amortization expense compared to a loss of $194,351 including $220,488 of depreciation and amortization expense in 1993 and a loss of $200,219 including $237,278 of depreciation and amortization expense in 1992. Since Flint-Goodridge is a low income housing property, rents are fixed in relation to specified income levels. As a result, the property experiences high occupancy but rental income remains low. The decrease in the loss for 1994 from 1993 and 1992 results from a continuing effort to decrease discretionary operating expenses. The Registrant continues to work with the property manager to promote the further reduction of discretionary operating expenses. The Registrant expects to achieve in 1995 results comparable to those experienced in 1994.

                    In 1994, Registrant incurred a loss of $156,901 at Robidoux including $172,553 of depreciation expense compared to a loss of $145,890 including $172,344 of depreciation expense in 1993 and a loss of $187,229 including $172,444 of depreciation expense in 1992. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The increase in the loss from 1993 to 1994 is the result of increases in the interest rate on one of the loans as prime rate increased. The decrease in the loss from 1992 to 1993 results from a decrease in operating expenses while rental income remained stable. The Registrant expects that this property will achieve operating results in 1995 similar to those experienced in 1994.

                    In 1994, Registrant incurred a loss of $261,238 at
Shriver Square including $245,672 of depreciation expense compared to a loss of $582,138 including $233,272 of depreciation expense in 1993 and a loss of $412,326 including $218,106 of depreciation expense in 1992. The decrease in the loss from 1993 to 1994 is the result of an increase in rental income, and a decrease in other income, interest expense and legal fees. Rental income increased due to higher average occupancy. Other income decreased due to the income recognized in 1993 related to the Grant of Easement loan. Interest expense decreased due to the reduction in the interest rate as a part of the Amended Plan. Legal fees decreased due additional legal fees incurred in 1993 in connection with the bankruptcy.

                     In 1994, the Registrant was contacted by a local neighborhood that was interested in developing the property owned by Northern Liberty Development Associates ("NLDA") in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. NLDA continues to own 25% of a neighboring property which contains a 15,744 sf building. Included in operations for 1994 is an extraordinary loss of $2,480,680 relating to the donation of the property.

                    Summary of Minority Interest Investments

                     In May 1992, in order to forestall threatened foreclosure by the lender, Mass & L filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property. Included in operations for 1993 is an extraordinary loss of $593,523 representing the write-off of the investment in Mass & L.

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in the consolidated financial statements. The following operating information is provided for the property. In 1994, the Bakery Apartments incurred a loss of $205,606 including $257,065 of depreciation and amortization expense compared to a loss of $180,072 including $246,635 of depreciation and amortization expense in 1993 compared to a loss of $244,232 including $252,270 of depreciation and amortization expense in 1992. The Registrant expects that full occupancy and positive cash flow will continue throughout 1995.

                     In 1994, Registrant incurred a loss of $51,071 at Kensington Tower compared to a loss of $134,979 including $96,134 of depreciation and amortization expense in 1993 and a loss of $247,116 including $232,384 of depreciation and amortization expense in 1992. For the first five months of 1993 and prior years, Kensington Tower was treated as a consolidated subsidiary. This results in a loss of $95,056 for the five months ended May 1993. Pursuant to the June 1, 1993 settlement agreement, the Registrant's ownership interest was reduced to 30%. From that time forward, the investment is accounted for by the equity method. The Registrant recognized a loss on the investment of $39,923 from June through December 1993. The Registrant expects to achieve in 1995 results comparable to those experienced in 1994.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $4,278,602 and $4,477,085 as of December 31, 1994 and 1993,
respectively, and total revenues of $503,393 and $492,766, respectively for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 7, 1995

                     Independent Auditor's Report

To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of Flint Goodridge General Partnership HUD Project No. 064-35269-PM of as of December 31, 1994 and the related statement of income (loss), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269 - PM, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included with the financial statements (shown in Schedules 1 through 12) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Flint Goodridge General Partnership, HUD Project No. 064-35269 - PM. Such information has been subjected to the same auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Murphy, Whalen & Broussard
New Orleans, Louisiana
February 3, 1995

                     Independent Auditor's Report




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 27, 1995

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                     Page

    Consolidated Balance Sheets at December 31, 1994 and 1993           18

    Consolidated Statements of Operations for the Years Ended
      December 31, 1994, 1993 and 1992 (unaudited)                      19

    Consolidated Statements of Changes in Partners' Equity for
      the Years Ended December 31, 1994, 1993, and 1992                 20

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1994, 1993, and 1992 (unaudited)                     21

    Notes to consolidated financial statements                         22-28

Financial statement schedules:

    Schedule XI - Real Estate and Accumulated Depreciation              30

    Notes to Schedule XI                                                31


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993

                                Assets

                                                1994                   1993
Rental properties at cost:
       Land                               $     118,627         $     241,442
       Buildings and improvements            16,915,728            18,569,923
       Construction in progress                 142,548               891,570
                                             ----------            ----------
                                             17,176,903            19,702,935
       Less - accumulated depreciation       (3,007,245)           (2,412,417)
                                             ----------            ----------
                                             14,169,658            17,290,518

Cash and cash equivalents                        12,909               316,630
Restricted cash                                  81,050                33,019
Investment in affiliate                       1,535,760             1,586,831
Other assets (net of accumulated
  amortization of $125,424 and $103,739)        445,449               484,426
                                             ----------            ----------
             Total                          $16,244,826           $19,711,424
                                             ==========            ==========

                                 Liabilities and Partners' Equity

Liabilities:
       Debt obligations                    $  7,184,570          $  7,197,834
       Accounts payable:
             Trade                              568,991               573,426
             Related parties                    790,420               826,366
       Interest payable                          68,771                49,386
       Tenant security deposits                  24,925                24,790
                                             ----------            ----------
             Total liabilities                8,637,677             8,671,802
                                             ----------            ----------
Minority interests                              253,359               252,246
                                             ----------            ----------
Partners' equity                              7,353,790            10,787,376
                                             ----------            ----------
             Total                          $16,244,826           $19,711,424
                                             ==========            ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1994, 1993 and 1992


                                         1994           1993           1992
                                                                   (Unaudited)
Revenues:
       Rental income                  $1,271,400     $1,323,950     $1,135,053
       Interest income                     1,851         16,010         42,911
       Other income                           -0-       100,000             -0-
                                       ---------      ---------      ---------
             Total revenues            1,273,251      1,439,960      1,177,964
                                       ---------      ---------      ---------
Costs and expenses:
       Rental operations                 650,715      1,017,118        694,182
       General and administrative        168,000        255,444        224,990
       Interest                          625,778        690,060        643,998
       Depreciation and amortization     733,184        829,726        959,385
                                       ---------      ---------      ---------
             Total costs and expenses  2,177,677      2,792,348      2,522,555
                                       ---------      ---------      ---------
Loss before minority interests and
   equity in affiliate                  (904,426)    (1,352,388)    (1,344,591)
Minority interests' portion of loss        2,581          3,694          2,835
Equity in net loss of affiliate          (51,071)       (39,923)            -0-
                                       ---------      ---------      ---------
Loss before extraordinary item          (952,916)    (1,388,617)    (1,341,756)
Extraordinary loss                    (2,480,670)      (593,523)            -0-
                                       ---------      ---------      ---------
Net loss                             ($3,433,586)   ($1,982,140)   ($1,341,756)
                                       =========      =========      =========

Net loss per limited partnership unit:
  Loss before minority interests and
    equity in affiliate              ($    50.19)   ($    75.05)   ($    74.62)
  Minority interests                         .14            .21            .16
  Equity in net loss of affiliate          (2.83)         (2.22)            -0-
                                         -------        -------        -------
  Loss before extraordinary item          (52.88)        (77.06)        (74.46)
  Extraordinary item                     (137.67)        (32.94)            -0-
                                         -------        -------        -------
                                     ($   190.55)   ($   110.00)   ($    74.46)
                                         =======        =======        =======
The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1994, 1993 and 1992


                                            Dover
                                          Historic
                                          Advisors      Limited
                                          VII (1)      Partners (2)  Total

Percentage participation in profit or loss   1%           99%         100%


Balance at December 31, 1991 (unaudited) ($  9,871)  $13,559,654  $13,549,783
Capital contributions                      561,854            -0-     561,854
Net loss (unaudited)                       (13,418)   (1,328,338)  (1,341,756)
                                           -------    ----------   ----------

Balance at December 31, 1992               538,565    12,231,316   12,769,881
Distributions to partners                     (365)           -0-        (365)
Net loss                                   (19,821)   (1,962,319)  (1,982,140)
                                           -------    ----------   ----------

Balance at December 31, 1993               518,379    10,268,997   10,787,376
Net loss                                   (34,336)   (3,399,250)  (3,433,586)
                                           -------    ----------   ----------
Balance at December 31, 1994              $484,043   $ 6,869,747  $ 7,353,790
                                           =======    ==========   ==========

 (1)   General Partner.

 (2) 17,839 limited partnership units outstanding at December 31, 1994, 1993, and 1992.

The accompaning notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1994, 1993 and 1992

                                           1994          1993          1992
                                                                    (Unaudited)
Cash flows from operating activities:
 Net loss                              ($3,433,586)  ($1,982,140)  ($1,341,756)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
 Depreciation and amortization             733,184       829,726       959,385
 Extraordinary loss                      2,480,670       593,523            -0-
 Equity in loss of affiliate                51,071        39,923            -0-
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (48,031)        3,083       244,738
 (Decrease) increase in accounts            (4,435)       76,366       380,620
  payable - trade
 Increase (decrease) increase in            19,385       (46,128)       40,564
  interest payable
 Increase (decrease) increase in
  tenant security deposits                     135          (850)       (3,252)
                                          --------       -------      --------
 Net cash (used in) provided by
  operating activities                    (486,497)      280,299      (201,607)
                                          --------       -------      --------
Cash flows from investing activities:
 Purchase of rental property and
  improvements                             (67,615)     (272,096)     (866,500)
  Proceeds from sale of property                -0-           -0-      112,502
  Decrease (increase) in other assets       17,292       164,487      (203,970)
  Investment in affiliate                       -0-      225,000            -0-
                                          --------       -------      --------
       Net cash (used in) provided by
         investing activities              117,391      (957,968)      (50,323)
                                          --------       -------      --------
Cash flows from financing activities:
 Proceeds from debt financing                65,926       112,558      663,221
 Principal payments                         (79,190)      (40,353)    (447,323)
 Capital contributions                           -0-           -0-     561,854
 Distributions to partners                       -0-         (365)          -0-
 Minority interest                           (2,581)       (3,694)     (68,230)
 (Decrease) increase in accounts
   payable - related parties                (35,946)       28,502     (547,335)
                                          ---------      --------    ---------
      Net cash (used in) provided by
         financing activities                96,648       162,187      (51,791)
                                          ---------      --------    ---------
Net decrease in cash and cash equivalents  (303,721)     (272,458)    (515,482)
                                          ---------      --------    ---------
Cash and cash equivalents at beginning of
     year                                   316,630       589,088    1,104,570
                                          ---------      --------    ---------
Cash and cash equivalents at end of year $   12,909   $   316,630  $   589,088
                                          =========      ========    =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors VII (the "Partnership") was formed in December 1988 under the laws of the Commonwealth of Pennsylvania. The Partnership commenced operations in June 1989. The partnership was organized to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and manage real properties containing improvements which are Certified Historic Structures, as defined in the Internal Revenue Code of 1986 ("the Code"), or which may also be (but are not required to be) eligible for low income housing tax credits as provided by Section 42 of the Code, and such other uses as Dover Historic Advisors VII (the "General Partner") deems appropriate, and to engage in any and all activities related or incidental thereto.

The General Partner of the Partnership, Dover Historic Advisors VII (a general partnership), whose partners are Gerald Katzoff and Dover Historic Advisors, Inc., (a Pennsylvania corporation and wholly-owned subsidiary of DHP, Inc., (formerly aspects of the Partnership' operations. DHP, Inc., was the Initial Limited Partner of the Partnership.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows.

1.     Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of four subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 16.83% in one partnership, which it accounts for on the cost method, and a minority interest of 30% in one partnership, which it accounts for on the equity method. The financial statements for the year ended December 31, 1992 are unaudited, with the exception of the balance sheet which is audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of results for those years.

2.     Acquisition Costs

Costs incurred in identifying and evaluating properties for possible acquisition and rehabilitation are deferred. Such costs are capitalized as part of the cost of the property if the related property is acquired and are charged to expense if it is not acquired. Interest, real estate taxes, and insurance costs incurred during the rehabilitation period have been capitalized as part of the cost of the property.

3.     Deferred Expenses

Loan fee have been incurred with respect to certain loans. Such fees were deferred and are being amortized over the term of the related loans.

The Partnership prepaid all amounts due under a ground lease for one of its properties. Such prepayments have been deferred and are being amortized over the term of the lease (45 years).

4.     Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 1994, 1993, and 1992).

5.     Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units have been charged against partners' equity as a reduction of the gross proceeds.

6.     Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

7.     Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

8.     Income Taxes

Federal and state income taxes are payable by the individual partners; accordingly, no provision or liability for income taxes is reflected in the financial statements.

NOTE C - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Partnership made cash payments of interest in the amounts of $602,291, $744,645, and $603,434 in 1994, 1993 and 1992, respectively.
During 1993, the Partnership reached a settlement agreement with one of its joint venture partners (se Note H - Commitments and Contingencies). Pursuant to this agreement, the Partnership changed its method accounting for one affiliate from consolidation to the equity method. The effect of this transaction, which is excluded from the consolidated statement of cash flows, follows:

       Decrease in assets                                $5,231,508
       Decrease in liabilities                           (3,379,754)
                                                          ---------
         Increase in investment in affiliate             $1,851,754
                                                          =========

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

In February 1990, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owned a property which was originally intended to be rehabilitated into 250,000 square feet of residential and commercial space located in Pennsylvania, for a cash contribution of $2,000,000. In December 1994, the Partnership donated to a neighborhood group all but a 12,247 sf vacant lot and a 15,744 sf building of which the Partnership owns 25%.

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

NOTE F - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                                          December 31,
                                                                      1994                1993
Mortgage  payable,  interest  at  10%;  payable  in   monthly      $2,301,097          $2,319,783
installments  of  principal  and interest  of  $20,819,  with maturity  in  June  2020; collateralized  by  related  rental property.

Construction  note  payable,  interest  at  prime  plus   .5%       1,043,812           1,097,004
(effective rate of 9% and 6.5% at December 31, 1994 and 1993, respectively); principal balance due June 15, 1995.

Note  payable, interest only at prime plus 1% (effective rate         400,025             334,099
of  9.5% and 7% at December 31, 1994 and 1993, respectively);
payable  in  monthly  payments of  principal  of  $1,680  and interest; remaining principal balance due November 1995.

Note payable, interest at 1%; principal and interest payments          42,839              50,151
of $648 due monthly; remaining principal due September 2000.

Note payable, interest only at 8%, payable monthly; remaining       2,757,128           2,757,128
principal balance due June 2000 (A).

Note  payable, interest only at 8% payable monthly; remaining         476,012             476,012
principal balance due June 2000 (A).

Subordinated note payable, non interest-bearing;  50%  deemed         100,000             100,000
released upon attainment of executed leases to occupy  39,195 square feet; balance due upon sale or refinance of property.

Note  payable, interest at 7%; entire principal  balance  and accrued  interest payable on the earlier of (1) repayment  in full  of the current and all future indebtedness to the first mortgage  holder,  or  (2)  January 2002;  collateralized  by
related rental property.                                               63,657              63,657
                                                                    ---------           ---------
                                                                   $7,184,570          $7,197,834
                                                                    =========           =========

(A)     Pursuant  to  the  Third Amended Plan of  Reorganization  (the
"Plan") dated October 15, 1993, the monthly debt service will consist of interest only until October 15, 1995, when payments of principal and interest in the amount of $24,954 will commence.

Maturities of debt obligations at December 31, 1994, are as follows:

               Year Ending
               December 31,

                  1995                 $ 1,471,871
                  1996                      40,536
                  1997                      75,908
                  1998                      82,206
                  1999                      89,079
                Thereafter               5,424,970
                                         ---------
                                       $ 7,184,570
                                         =========
NOTE G - OTHER INCOME

Other income in 1993 consists of $100,000 which resulted from the attainment of executed leases to occupy 39,195 square feet, at which time the debt was released.

NOTE H - COMMITMENTS AND CONTINGENCIES

In May 1992, one partnership in which the Partnership holds a minority interest filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property. The Partnership recognized an extraordinary loss on its investment in the partnership.

On  August  14, 1992, Commercial Federal Realty Investors  Corporation
("CFRIC"),  the  owner of a 2% interest in the Hill  Hotel  Apartments
Joint  Venture ("HHAJV"), filed an action seeking damages of  $225,000 plus  interest alleged to be due under the terms of various agreements between parties which were executed in connection with the established of  the  Joint Venture.  The Partnership denied liability and filed  a counterclaim seeking declaratory judgment and money damages for breach
of  contract  and  breach  of fiduciary duty.   On  June  1,  1993,  a
settlement  agreement was reached and an Amended  and  Restated  Joint
Venture  Agreement was signed whereby the Partnership was entitled  to retain  all  funds held in escrow ($225,000) pursuant to the  original
joint   venture  agreement.   In  return,  CFRIC  agreed  to   convert
$1,319,000  in amounts owned to it by HHAJV to a capital contribution,
(increasing  its ownership in HHAJV to 70%) and will receive  100%  of future  income, losses, and tax credits until such time as it recovers
$319,000  of  the capital contribution, any advances it must  make  on behalf  of  the property in the form of loan reduction and  cash  flow shortfalls (with interest at 10%), and any amounts resulting from  any recapture of tax credits.  Thereafter future income and losses will be allocated  70%  to CFRIC and 30% to the Partnership.  This  change  in ownership  also  results  in  a change in  the  method  in  which  the investment  is accounted for.  For the first five months of  1993  and
prior  years,  HHAJV is treated as a consolidated subsidiary.   As  of
June  1,  1993, the Partnership's interest in HHAJV is treated  as  an equity investment.

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

NOTE I - TRANSACTIONS WITH RELATED PARTIES

At  December  31,  1992, the Partnership maintained $750,200  in  bank accounts ($747,843 of which was in interest-bearing accounts  in  1992 in  a  bank  who has as a director a person who at that  time  was  an
affiliate  of  the  General  Partner.   The  Partnership  also  earned
approximately $38,487 from deposits at this bank in 1992.

In 1992 the Partnership incurred fees of $20,680, for accounting services performed by a company whose Chairman of the Board was at that time an affiliate of the General Partner.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain  items  enter  into  the  determination  of  the  results   of
operations  in different time period for financial reporting  ("book")
purposes  and  for  income  tax ("tax")  purposes.   A  reconciliation
follows:

                                          For the Years Ended December 31,
                                       1994           1993              1992
                                     --------       --------          --------
Net loss - book                  ($  3,433,586)  ($  1,982,140)  ($  1,341,756)
Timing differences                    (168,242)        (38,279)         39,708
Minority interest                       40,559         292,745         (92,311)
Excess of book over tax
  depreciation                         224,885         313,742         392,559
                                     ---------       ---------       ---------
Net loss - tax                   ($  3,530,788)  ($  1,413,932)  ($  1,001,800)
                                     =========       =========       =========

Partners' equity - book            $ 7,353,790     $10,787,376     $12,769,881
Distribution to limited partners        33,861          33,861          33,861
Costs of issuance                    2,288,270       2,288,270       2,288,270
Basis reduction due to
  Investment Tax Credit             (3,790,041)     (3,790,041)     (3,922,472)
Cumulative tax under book loss       1,164,302       1,261,504         693,296
Capital contributions                 (641,684)       (641,684)       (641,684)
                                     ---------       ---------      ----------
Partner's equity - tax            $  6,408,498    $  9,939,286     $11,221,152
                                     =========       =========      ==========




















                       SUPPLEMENTAL INFORMATION

                         DIVERSIFIED HISTORIC INVESTORS VII
                              (a limited partnership)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1995
                                                          Costs
                                                          Capitalized
                                                          Subsequent
                                   Initial Cost           to Acquisition
                                   to Partnership
                                      (b)

                                               Buildings   Construction
                                                  and      in
Description (a)        Encumbrances Land (b)  Improvements Progress Improvements
                           (e)

93 unit apartments
in New Orleans, LA      $2,280,454   $17,182   $4,667,050      -       $969,253

60 unit apartments in
St. Joseph, MO           1,577,894     1,500    2,482,287      -      2,272,024

250,000 square feet
of residential and
commercial space in
Philadelphia, PA             -       145,000    1,792,112   891,570     193,190
                         ---------   -------    ---------   -------   ---------
                        $3,858,348  $163,682   $8,941,449  $891,570  $3,434,467
                         =========   =======    =========   =======   =========
                  Gross Amount
                      at which
                    Carried at
                  December 31,
                          1995

             Buildings
                and                    Accumulated     Date of       Date
     Land   Improvements  Total(c)(d)  Depr.(d)(f)    Constr. (a)  Acquired


   $17,182   $5,655,494    $5,672,676   $1,368,300      1989       7/89


     1,500    4,760,061     4,761,561    1,016,567      1989       9/89




     16,787     101,703       118,490       20,923      (a)        2/90
     ------  ----------    ----------    ---------
    $35,469 $10,517,258   $10,552,727   $2,405,790
     ======  ==========    ==========    =========

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1994

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B)    The cost of real estate owned at December 31, 1994, for Federal
       income   tax  purposes  was  approximately  $14,342,871.    The
       depreciable  basis  of  the building and  improvements  of  the properties has been reduced for Federal income tax purposes  by the historic rehabilitation credit.

(C)    Reconciliation of real estate:

                                     1994            1993              1992

Balance at beginning of year      $19,702,935     $25,218,634      $24,464,636
Additions during this year:
   Improvements                        22,284         272,096          866,500
Deductions during the year:
   Retirements                      2,548,316              -0-        (112,502)
   Deconsolidated subsidiary               -0-     (5,787,795)              -0-
                                   ----------      ----------       ----------
Balance at end of year            $17,176,903     $19,702,935      $25,218,634
                                   ==========      ==========       ==========
Reconciliation of accumulated depreciation:
                                     1994            1993              1992

Balance at beginning of year      $ 2,412,417     $ 2,463,848      $ 1,533,334
Depreciation expense for the year     716,497         806,315          930,514
Deductions during the year:
   Retirements                       (121,669)             -0-              -0-
   Deconsolidated subsidiary               -0-       (857,746)              -0-
                                   ----------      ----------       ----------
Balance at end of year            $ 3,007,245     $ 2,412,417      $ 2,463,848
                                   ==========      ==========       ==========

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

               b.   Identification of Executive Officers

                     The  General Partner of the Registrant  is  Dover
Historic  Advisors VII (DoHA-VII), a Pennsylvania general partnership.
The partners of DoHA-VII are as follows:

Name               Age     Position           Term of Office    Period Served

Gerald Katzoff      47     Partner in DoHA-   No fixed term     Since December
                           VII                                  1988

Dover Historic      --     Partner in DoHA-   No fixed term     Since December
Advisors, Inc.             VII                                  1988
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

                     Gerald  Katzoff  (age 47) has  been  involved  in
various  aspects of the real estate industry since 1974.  Mr.  Katzoff is  the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States.  Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed
a  petition pursuant to Chapter 11 of the U.S. Bankruptcy  Code.   Mr.
Katzoff  is  a former President and director of D, Ltd. (formerly  The
Dover Group, Ltd).

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

                     Michael J. Tuszka (age 48) was appointed Chairman of Dover Advisors on January 27, 1993. Mr. Tuszka has been associated with Dover Advisors and its affiliates since 1984.

                      Donna   M.   Zanghi  (age  38)   was   appointed
Secretary/Treasurer of Dover Advisors and Secretary/Treasurer of  DHP,
Inc.   on   June   15,   1993.    She  is   also   a   Director,   and
Secretary/Treasurer  of D, Ltd.  She has been  associated  with  Dover
Advisors  and  its affiliates since 1984 except for  the  period  from
December  1986 to June 1989 and the period from November  1,  1992  to
June 14, 1993.

                    Michele F. Rudoi (age 31) was appointed on January
27,  1993  as Assistant Secretary of Dover Advisors, D, Ltd  and  DHP,
Inc. and Director of D, Ltd.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1994, Registrant paid no cash compensation to DoHA-VII, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1994, or is proposed to be paid or distributed in the future, to DoHA-
VII,  any partner therein, or any person named in paragraph c. of Item
10.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1994 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.
                d. Compensation of Directors - Registrant has no directors.

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

Item 13.       Certain Relationships and Related Transactions

                a.    Pursuant  to Registrant's Amended  and  Restated
Agreement  of  Limited Partnership, DoHA-VII is  entitled  to  10%  of
Registrant's distributable cash from operations in each  year.   There
was  no such share allocable to DoHA-VII for fiscal years 1992 through
1994.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a.  Consolidated  Balance Sheets at December 31,
                        1994 and 1993.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992
                        (unaudited).

                    c.  Consolidated Statements of Changes in Partners'
                        Equity for the Years Ended December 31, 1994, 1993 and 1992.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992
                        (unaudited).

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

                           21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                     (b)  Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1994.

                     (c)  Exhibits:

                          See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS VII

Date:  May 12, 1995         By: Dover Historic Advisors, VII, General Partner

                                By: Dover Historic Advisors, Inc., Partner

                                    By: /s/ Michael J. Tuszka
                                        MICHAEL J. TUSZKA,
                                        Chairman

                                    By: /s/ Donna M. Zanghi
                                        DONNA M. ZANGHI,
                                        Secretary and Treasurer

                                    By: /s/ Michele F. Rudoi
                                        MICHELE F. RUDOI,
                                        Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                   Capacity                   Date

DOVER HISTORIC ADVISORS VII           General Partner

By: Dover Historic Advisors, Inc.,
    Partner

    By:  /s/ Michael J. Tuszka                                    May 11, 1995
         MICHAEL J. TUSZKA,
         Chairman

    By:  /s/ Donna M. Zanghi                                      May 12, 1995
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                     May 12, 1995
         MICHELE F. RUDOI,
         Assistant Secretary


