Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1997-10-10
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1996
                          --------------------------------------------

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ___________________

Commission file number                 33-26385
                       -----------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-2539694
-------------------------------                   -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification No.)

        SUITE 500,  1521 LOCUST STREET,  PHILADELPHIA,  PA 19102
---------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: 17,839 Units

               UNITS OF LIMITED PARTNERSHIP INTEREST
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                 Yes   X_  No

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

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant: Not Applicable*

* Securities not quoted in any trading market to Registrant's knowledge.
<PART>
                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had
outstanding   17,839  units  of  limited  partnership  interest   (the
"Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                     A property owned by Robidoux Redevelopment Joint Venture ("RRJV"), a limited partnership in which the Registrant owns a 99% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments, the Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of RRJV's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant has sold approximately 20% of its interest in RRJV. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $1,081,930 over the next nine years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable RRJV to continue to operate in the foreseeable future.

                     In February 1990, Registrant acquired a 99% general partnership interest in Northern Liberty Development Associates ("NLDA"), a Pennsylvania limited partnership which owned approximately 250,000 square feet ("sf") of undeveloped property in the Northern Liberties section of Philadelphia, Pennsylvania. The property was acquired during the active historic residential rental period in downtown Philadelphia and was intended to be rehabilitated as historically-certified, market rate residences; this use was in keeping with the redevelopment and gentrification of the Northern Liberties section of Philadelphia. Due to the significant downturn in many sections of the country in the urban real estate market for luxury housing, the original development plan was reconsidered. The Registrant explored various alternatives including the development of the property for light industrial use or artists' loft space. However, these projects were determined to be economically infeasible due to the deteriorating physical condition of the property. During 1994, the Registrant was contacted by a local neighborhood group that was interested in developing the property in a way that would rehabilitate the existing historic structure. The Registrant entered into negotiations with the group and in December 1994, the Registrant donated to the neighborhood group all but a 12,247 sf vacant lot. At the time of the donation, there was no outstanding debt on the property.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, except for one (Northern Liberties), have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, three properties (Flint Goodridge, Kensington Tower and
Robidoux) are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Four properties currently held by the Registrant are held for rental operations and one property's final use has not yet been determined. At this time it is anticipated that all the properties, except the undeveloped property, will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1996,  Registrant  owned
interests  in  five  properties located in  Nebraska  (one),  Missouri
(one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 1996, 145 apartment units were under lease at monthly rental rates ranging from $195 to $596. For a further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information about Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data

Item 2.             Properties

                      As of December 31, 1996, Registrant owned controlling interests in three partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

               a.   Flint-Goodridge Apartments - consists of a 93 unit
low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of
$2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 1996 was $2,257,650. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in FGGP. As of December 31, 1996, 86 units were under lease (92%) with monthly rents ranging from $404 to $560. All leases are renewable, one-year leases. The occupancy rate has been 99% for 1995, 96% for 1994, 96% for 1993 and 92% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $4,082,816 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $2,953 which is based on an assessed value of $18,300 taxed at a rate of $161.37 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               b. Robidoux School Apartments - consists of a 60 unit low income housing facility at 201 South 10th Street in St. Joseph, Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction note payable of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (principal balance at December 31, 1996 of $27,675), and a CDBG grant of $38,500. The construction loan's maturity was first extended from November 30, 1992 to May 15, 1993, by reducing the principal balance by $200,000 and then extended again until September 15, 1994 by reducing the principal balance by $200,000, payable $100,000 on June 17, 1993, $50,000 on September 14, 1993 and $50,000 on March 15, 1994. The loan was further extended to March 15, 1995 by paying an extension fee equal to one-half (1/2) percent of the principal balance and again until June 15, 1995. On October 30, 1995, the construction loan was repaid with two new loans, one for $850,000 (principal balance of $831,099 at December 31, 1996) and the other for $200,000 (principal balance of $0 at December 31, 1996.) The first loan bears interest at 9% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. The second loan has an interest rate of 8.75% and was due in March 1996. This note was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's co-general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The amounts repaid on the construction loan from the period November 1992 to June 1995 were funded by a line of credit extended by another lender ($489,539 principal outstanding at December 31, 1996) which bears interest at prime plus 1% (9.25% and 9.5% at December 31, 1996 and 1995, respectively) and is due July 2000. The CDBG loan bears interest at 1% and both principal and interest are payable monthly until September 2000. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of RRJV. As of December 31, 1996, 59 of the 60 apartment units were under lease (98%), with monthly rents ranging from $195 to $596. All leases are renewable, one-year leases. The occupancy rate has been 92% for 1995, 87% for 1994, 97% for 1993 and 93% for 1992.
The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $4,317,625 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $1,115 which is based on an assessed value of $13,840 taxed at a rate of $80.56 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    The Bakery Apartments - consists of 68 apartment
units at 1111 South Peter Street in New Orleans, Louisiana. In March 1991, Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in the same Louisiana general partnership for an aggregate cash contribution of $1,400,000. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $3,018,994 at December 31, 1996) and the other for $201,500 (principal balance of $194,924 at December 31, 1996). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30 year amortization schedule and is due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $169,385 at December 31, 1996) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 1996, 65 units are under lease (96%) with monthly rents ranging from $460 to $1,900. All leases are renewable, one year leases. The occupancy rates have been 100% for 1995, 93% for 1994, 92% for 1993 and 93% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $3,381,856, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $11,708 which is based on an assessed value of $65,700 taxed at a rate of $17.82 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d.   Kensington Tower ("Hill Hotel")- consists of a 65
unit low income housing facility and 3,550 sf of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 1996 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 1996 of $221,764) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $581,875 at December 31, 1996), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. See Item 1.a. for additional information The property is managed by an independent property management firm. As of December 31, 1996, 61 units are under lease (94%) with monthly rents ranging from $300 to $445. All leases are renewable, one-year leases. The occupancy rates have been 94% for 1995, 89% for 1994, 92% for 1993 and 89% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a federal tax basis of $5,323,340, and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $55,283 which is based on an assessed value of $2,045,900 taxed at a rate of $27.02 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.        Legal Proceedings

                a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

                No matter was submitted during the fiscal year covered by this report to a vote of security holders.

                                PART II

Item  5.             Market for Registrant's Common Equity and Related
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 266 units of record were sold or exchanged in 1996.

                b. As of December 31, 1996, there were 1,717 record holders of Units.

                c. Registrant has not declared any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1996. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1996       1995        1994        1993         1992

Rental income        $  713,215 $   829,061 $ 1,271,400 $ 1,323,950  $ 1,135,053
Interest income           1,742       1,591       1,851      16,010      42,911
Net loss                708,659   1,482,456   3,783,580   1,982,140   1,341,756
Net loss per Unit         39.33       82.28      209.97      110.00       74.46
Total assets (net of
depreciation and
amortization)         9,929,110  10,194,943  15,894,832  19,711,424  24,851,148
Debt obligations      3,605,963   3,858,348   7,197,834   9,087,050   7,184,570

Note:   See  Part II, Item 7.2 Results of Operations  for a discussion
of   factors  which  materially  affect  the  comparability   of   the
information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1996 Registrant had total unrestricted cash of $66,639. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $94,758 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                    During 1996, the Registrant incurred a net loss of $708,659 ($39.33 per limited partnership unit), compared to a net loss of $1,482,456 ($82.28 per limited partnership unit) in 1995, and a net loss of $3,783,580 ($209.97 per limited partnership unit) in 1994. Included in the 1994 loss is $2,830,664 of extraordinary loss relating to the donation of the property owned by Northern Liberty Development Associates. Included in the loss for 1995 is $697,082 of extraordinary loss relating to the foreclosure of Shriver Square.

                    Rental income decreased from $1,271,400 in 1994 to $829,061 in 1995 to $713,215 in 1996. The decrease from 1995 to 1996 and 1994 to 1995 is mainly due to the foreclosure of Shriver Square on March 30, 1995. The decrease from 1995 to 1996 is partially offset by an increase in rental income at Flint Goodridge due to higher average rental rates. In addition, the decrease from 1994 to 1995 is due to a decrease at Robidoux due to a gradual decrease in rents charged by the property (as discussed below) partially offset by an increase in rental income at Flint Goodridge due to an increase in the average occupancy at the property.

                    Operating expenses decreased from $650,715 in 1994 to $475,921 in 1995 to $426,718 in 1995. The decrease from 1995 to
1996 and from 1994 to 1995 is mainly due to the foreclosure of Shriver Square on March 30, 1995. The decrease from 1995 to 1996 is also the result of a decrease in maintenance expense at Robidoux due to operational efficiencies achieved at the property partially offset by an increase in maintenance expense at Flint Goodridge due to deferred maintenance performed in 1996 and increase in wages and salaries expense at Flint Goodridge due to the fact that employees received cost of living pay increases. The decreased loss from 1995 to 1996 is also due to an overall decrease in rental operations expense at Flint Goodridge due to a decrease in maintenance expense as a result of a reduction in security services, partially offset by an increase in wages and salaries expense (which was due to employees receiving cost of living pay increases as well as higher health and property insurance premiums).

                     Interest expense decreased from $625,778 in 1994 to $437,942 in 1995 to $355,222 in 1996. The decrease from 1995 to
1996 and 1994 to 1995 is due to the foreclosure of Shriver Square. The decrease from 1995 to 1996 is also due to a decrease in interest expense at Robidoux resulting from a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. In addition, the decrease from 1994 to 1995 is due to a decrease at Flint Goodridge due to an audit adjustment made in 1994 to accrue interest on a note which was in prior years deemed to be non-interest bearing, partially offset by an increase at Robidoux due to the refinancing of the construction loan which lowered the interest rate.

                      Depreciation and amortization decreased from $733,184 in 1994 to $494,626 in 1995 to $426,589 in 1996. The
decrease from 1995 to 1996 and 1994 to 1995 is due to the foreclosure on Shriver Square. The decrease from 1995 to 1996 is also due to a decrease in depreciation expense at Flint Goodridge due to the fact that all personal property became fully depreciated in the second quarter of 1996 partially offset by an increase in amortization expense at Robidoux due to the amortization of loan costs incurred in the refinancing of the construction loan.

                     During the year, losses of $363,000 were incurred at Registrant's properties compared to a loss of $711,000 in 1995 and a loss of $627,000 in 1994. A discussion of individual property operations/activities follows:

                     In 1996, Registrant sustained a loss of $174,000 at Flint-Goodridge including $206,000 of depreciation and amortization expense compared to a loss of $155,000 including $213,000 of depreciation and amortization expense in 1995 and a loss of $209,000 including $227,000 of depreciation and amortization expense in 1994. Since Flint-Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The increase in the loss from 1995 to 1996 is the result of an increase in maintenance and wages and salaries expense partially offset by an increase in rental income and a decrease in depreciation expense. Maintenance expense increased due to deferred maintenance performed in 1996 while wages and salaries expense increased due to the fact that employees received cost of living pay increases. Rental income increased due to an increase in the average rental rates and depreciation decreased due to the fact that personal property became fully depreciated in the second quarter of 1996. The decrease in the loss from 1995 to 1994 is due to an increase in rental income and a decrease in interest and maintenance expense partially offset by an increase in insurance and wage expense. Rental income increased due to higher occupancy levels during the year and interest decreased due to an audit adjustment made in 1994 to accrue interest on a note which was in prior years deemed to be non-interest bearing. Maintenance expense decreased as a result of a reduction in security services, and the increased wages expense is due to the fact that employees received cost of living pay increases. Health and property insurance premiums also increased during 1995.

                    In 1996, Registrant incurred a loss of $189,000 at Robidoux including $175,000 of depreciation and amortization expense compared to a loss of $211,000 including $173,000 of depreciation and amortization expense in 1995 and a loss of $157,000 including $173,000 of depreciation and amortization expense in 1994. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1995 to 1996 is due to a decrease in maintenance and interest expense partially offset by an increase in amortization expense. Maintenance expense decreased due to operational efficiencies achieved at the property while interest expense decreased due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. Amortization expense increased due to the amortization of loan costs incurred in the refinancing of the construction loan. The increase in the loss from 1994 to 1995 is the result of a decrease in rental income combined with an increase in interest expense. Rental income decreased as a result of a turnover from higher rental rate tenants to lower rental rate tenants while interest expense increased due to the refinancing of the construction loan.

                     In 1996, Registrant incurred a loss of $0 at Shriver Square compared to a loss of $345,000 including $61,000 of depreciation and amortization expense in 1995 and a loss of $261,000 including $246,000 of depreciation and amortization expense in 1994. The 1995 loss without effect of the foreclosure would have been $147,036. The increase in the loss from 1994 to 1995 results mainly from the loss of the property on March 30, 1995 and an increase of legal fees associated with the foreclosure of the property. Included in operations from 1995 is an extraordinary loss of $197,715, representing the difference between the fair market value of the assets foreclosed and the liabilities satisfied.

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

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in the consolidated financial statements. The following operating information is provided for the property. In 1996, the Bakery Apartments incurred a loss of $211,000 including $236,000 of depreciation and amortization expense compared to a loss of $180,000 including $252,000 of depreciation and amortization expense in 1995 compared to a loss of $201,000 including $252,000 of depreciation and amortization expense in 1994. The Registrant expects that full occupancy and positive cash flow will continue throughout 1997.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in the consolidated financial statements. The following operating information is provided for the property. In 1996, Registrant incurred a loss of $49,000 compared to a loss of $43,000 in 1995, and a loss of $51,000 in 1994. The Registrant expects to achieve in 1997 results comparable to those experienced in 1996.

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

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $3,930,967 and $4,096,553 as of December 31, 1996 and 1995, respectively, and total revenues of $528,792 and $514,172, respectively for the years then ended. In addition, we did not audit the financial statements of The Bakery Apartments General Partnership, which statements reflect total assets of $3,943,320 and $4,137,829 as of December 31, 1996 and 1995
respectively, and total revenues of $629,206 and $640,781 respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership and The Bakery Apartments General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 12, 1997

                     Independent Auditor's Report

To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of HUD Project No. 064-35269-PM of the Flint Goodridge General Partnership, as of December 31, 1996 and 1995, and the related statements of income, changes in
partners'  equity,  and cash flows for the years  then  ended.   These
financial  statements  are  the responsibility  of  the  Partnership's
management.   Our  responsibility is to express an  opinion  on  these
financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 1997, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated January 27, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 27, 1997

                     Independent Auditor's Report

To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 17, 1997

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

       Consolidated Balance Sheets at December 31, 1996 and 1995      18

       Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1995, and 1994                            19

       Consolidated Statements of Changes in Partners' Equity for
         the Years Ended December 31, 1996, 1995, and 1994            20

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995, and 1994                            21

       Notes to consolidated financial statements                    22-27

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation         29

       Notes to Schedule XI                                           30



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      DIVERSIFIED HISTORIC INVESTORS VII
                           (a limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                    Assets

                                                  1996               1995
Rental properties at cost:
       Land                                    $    35,469       $    35,469
       Buildings and improvements               10,520,536        10,517,258
                                                ----------        ----------
                                                10,556,005        10,552,727
       Less - accumulated depreciation          (2,826,761)       (2,405,790)
                                                ----------        ----------
                                                 7,729,244         8,146,937

Cash and cash equivalents                           66,639            29,942
Restricted cash                                     94,758            87,909
Investment in affiliate                          1,443,806         1,492,779
Other assets (net of accumulated
       amortization of $98,531 and $92,912)        594,663           437,376
                                                ----------        ----------
             Total                             $ 9,929,110       $10,194,943
                                                ==========        ==========
                         Liabilities and Partners' Equity

Liabilities:
       Debt obligations                        $ 3,605,963       $ 3,858,348
       Accounts payable:
             Trade                                 800,373           380,863
             Related parties                       360,346           105,369
       Interest payable                             40,631            53,122
       Tenant security deposits                     27,352            23,753
       Other liabilities                            31,502                 0
                                                ----------        ----------
             Total liabilities                   4,866,167         4,421,455
                                                ----------        ----------
Minority interests                                 250,262           252,148
                                                ----------        ----------
Partners' equity                                 4,812,681         5,521,340
                                                ----------        ----------
             Total                             $ 9,929,110       $10,194,943
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VII
                              (a limited partnership)

                       CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Years Ended December 31, 1996, 1995 and 1994


                                              1996        1995          1994

Revenues:
       Rental income                      $  713,215   $  829,061   $1,271,400
       Interest income                         1,742        1,591        1,851
                                           ---------    ---------    ---------
            Total revenues                   714,957      830,652    1,273,251
                                           ---------    ---------    ---------
Costs and expenses:
       Rental operations                     426,718      475,921      650,715
       General and administrative            168,000      168,000      168,000
       Interest                              355,222      437,942      625,778
       Depreciation and amortization         426,589      494,626      733,184
                                           ---------    ---------    ---------
             Total costs and expenses      1,376,529    1,576,489    2,177,677
                                           ---------    ---------    ---------
Loss before minority interests and
   equity in affiliate                      (661,572)    (745,837)    (904,426)
Minority interests' portion of loss            1,886        3,444        2,581
Equity in net loss of affiliate              (48,973)     (42,981)     (51,071)
                                           ---------    ---------    ---------
Loss before extraordinary item              (708,659)    (785,374)    (952,916)
Extraordinary loss                                 0     (697,082)  (2,830,664)
                                           ---------    ---------    ---------
Net loss                                 ($  708,659) ($1,482,456) ($3,783,580)
                                           =========    =========    =========
Net loss per limited partnership unit:
       Loss before minority interests and
          equity in affiliate            ($    36.71) ($    41.39) ($    50.19)
       Minority interests                        .10          .19          .14
       Equity in net loss of affiliate         (2.72)       (2.39)       (2.83)
                                           ---------    ---------    ---------
       Loss before extraordinary item         (39.33)      (43.59)      (52.88)
       Extraordinary item                          0       (38.68)     (157.09)
                                           ---------    ---------    ---------
                                         ($    39.33) ($    82.28) ($   209.97)
                                           =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED HISTORIC INVESTORS VII
                         (a limited partnership)

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

             For the Years Ended December 31, 1996, 1995 and 1994


                                              Dover
                                             Historic
                                             Advisors    Limited
                                              VII (1)  Partners (2)   Total

Percentage participation in profit or loss     1%          99%         100%

Balance at December 31, 1993                 518,379   10,268,997   10,787,376
Net loss                                     (37,836)  (3,745,744)  (3,783,580)
                                             -------   ----------   ----------
Balance at December 31, 1994                 480,543    6,523,253    7,003,796
Net loss                                     (14,824)  (1,467,632)  (1,482,456)
                                             -------    ---------    ---------
Balance at December 31, 1995                 465,719    5,055,621    5,521,340
Net loss                                      (7,087)    (701,572)    (708,659)
                                             -------    ---------    ---------
Balance at December 31, 1996                $458,632   $4,354,049   $4,812,681
                                             =======    =========    =========


 (1)   General Partner.

 (2) 17,839 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VII
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Years Ended December 31, 1996, 1995 and 1994

                                               1996        1995         1994

Cash flows from operating activities:
Net loss                                    ($708,659) ($1,482,456) ($3,783,580)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
Depreciation and amortization                 426,589      494,626      733,184
Extraordinary loss                                  0      697,082    2,830,664
Equity in loss of affiliate                    48,973       42,981       51,071
Changes in assets and liabilities:
   Increase in restricted cash                 (6,849)      (9,743)     (48,031)
   (Increase) decrease in other assets       (162,905)      (2,831)      17,292
   Increase (decrease) in accounts payable
     - trade                                  419,510      233,399       (4,435)
   Increase (decrease) in accounts payable -
     related parties                          254,977      (59,456)     (35,946)
   (Decrease) increase in interest payable    (12,491)      46,618       19,385
   Increase in tenant security deposits         3,599        1,952          135
   Increase in other liabilities               31,502            0            0
   Net cash provided by (used in) operating   -------    ---------    ----------
     activities                               294,246      (37,828)    (220,261)
Cash flows from investing activities:         -------    ---------    ---------
  Purchase of rental property and improvements (3,278)     (12,270)     (67,615)
                                              -------    ---------    ---------
   Net cash used in investing activities:      (3,278)     (12,270)     (67,615)
Cash flows from financing activities:         -------    ---------    ---------
  Proceeds from debt financing                      0      295,142       65,926
  Principal payments                         (252,385)    (224,567)     (79,190)
  Minority interest                            (1,886)      (3,444)      (2,581)
   Net cash (used in) provided by financing   -------    ---------    ---------
     activities                              (254,271)      67,131      (15,845)
Net increase (decrease) in cash and cash      -------    ---------    ---------
  equivalents                                  36,697       17,033     (303,721)
                                              -------    ---------    ---------
Cash and cash equivalents at beginning of year 29,942       12,909      316,630
                                              -------    ---------    ---------
Cash and cash equivalents at end of year     $ 66,639   $   29,942   $   12,909
                                              =======    =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest    $379,053   $  426,051   $  602,291

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

1.     Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships (the "Ventures"), in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 16.83% in one partnership, which it accounts for on the cost method, and a minority interest of 30% in one partnership, which it accounts for on the equity method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of results for those years.

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


3.     Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 1996, 1995, and 1994).

4.     Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

9.      Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does no have the resources to meet, and anticipates it will be unable to obtain replacement financing or debtmodification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted, sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost.
An analysis is done on an annual basis at December 31.

10.    New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - PARTNERSHIP AGREEMENTS

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

NOTE D - ACQUISITIONS

The Partnership acquired controlling general or limited partnership interests in Ventures and minority interests in partnerships during the period from June 1989 to March 1991, as discussed below.

In June 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Nebraska, consisting of 65 apartment units and 3,550 square feet of commercial space, for a cash capital contribution of $2,350,000. In addition, $3,000,000 of rehabilitation costs relating to the investment have been capitalized as part of the building and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

In July 1989, the Partnership was admitted, with a 90% general partner nterest, to a Pennsylvania general partnership which owns two buildings located in Louisiana, consisting of 93 apartments units, for a cash capital contribution of $2,808,000.

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

NOTE E - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                           1995         1994
                                                          ------       ------
Mortgage payable, interest at 10%; payable in monthly   $2,257,650  $2,280,454
installments of principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property.

Note payable, interest at 9%; principal and interest       831,099     847,273
payments of $7,648 due monthly; with maturity at October
2005; collateralized by related rental property.

Note payable, interest at 8.75%; equal monthly installments      0     198,058
of $50,000 beginning December 15, 1995; with balance of principal and accrued interest due March 1996.

Note payable, interest only at prime plus 1% (effective    489,539     497,108
rate of 9.25% and 9.5% at December 31, 1996 and 1995, respectively); payable in monthly payments of principal of $5,300 and interest; remaining principal balance due
July 2000; collateralized by related rental property.

Note payable, interest at 1%; principal and interest
payments of $648 due monthly; remaining principal due
September 2000; collateralized by related rental property.  27,675      35,455
                                                         ---------   ---------
                                                        $3,605,963  $3,858,348
                                                         =========   =========
Maturities of debt obligations at December 31, 1996, are as follows:

               Year Ending December 31,

                          1997                   $    90,888
                          1998                        90,419
                          1999                        89,384
                          2000                       445,614
                          2001                        62,844
                          Thereafter               2,826,815
                                                   ---------
                                                  $3,605,963
                                                   =========
NOTE F - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is $311,030 and $55,674 at December 31, 1996 and 1995, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $49,316 and $49,695 at December 31, 1996 and 1995, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

NOTE G - COMMITMENTS AND CONTINGENCIES

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

NOTE H - SUBSEQUENT EVENTS

A property owned by Robidoux Redevelopment Joint Venture ("RRJV"), a limited partnership in which the Partnership owns a 99% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments, the Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations, thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of RRJV's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Partnership has sold approximately 20% of its interest in RRJV. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $1,081,930 over the next nine years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable RRJV to continue to operate in the foreseeable future.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation follows:

                                               For the Years Ended December 31,

                                                 1996        1995        1994
                                                ------      ------      ------
Net loss - book                               ($708,659)($1,482,456)($3,783,580)
Legal fees                                            0           0    (312,280)
Loss on foreclosure                                   0   1,865,551     349,994
Loss on donation                               (325,907)          0           0
Other timing differences                            370     (22,453)    (50,366)
Minority interest                                16,651      17,795      40,559
Excess of book over tax depreciation            163,237     203,405     224,885
                                              ---------   ---------   ---------
Net income (loss) - tax                     ($  854,308) $  581,842 ($3,530,788)
                                              =========   =========   =========

Partners' equity - book                      $4,812,681  $5,521,340  $7,003,796
Distribution to limited partners                 33,861      33,861      33,861
Costs of issuance                             2,288,270   2,288,270   2,288,270
Basis reduction due to Investment Tax Credit (3,790,041) (3,790,041) (3,790,041)
Cumulative tax under book loss                3,432,945   3,578,594     627,138
Capital contributions                          (641,684)   (641,684)   (641,684)
                                              ---------   ---------   ---------
Partner's equity - tax                       $6,136,032  $6,990,340  $5,521,340
                                              =========   =========   =========

                                        SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS VII
                            (a limited partnership)

              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                               Initial Cost to           Costs
                                 Partnership          Capitalized
                                     (b)              Subsequent
                                                          to
                                                      Acquisition

                                          Buildings
                                              and
Description(a)   Encumbrances  Land (b)  Improvements Improvements
                    (d)

93 unit
apartments in
New Orleans, LA   $2,257,650    $17,182   $4,667,050    $969,253

60 unit
apartments in
St. Joseph, MO     1,348,314      1,500    2,482,287   2,272,024

250,000 square
feet of
residential
and commercial
space in
Philadelphia, PA        -        16,787    1,792,112     193,190
                   ---------     ------    ---------   ---------
                  $3,605,964    $35,469   $8,941,449  $3,434,467
                   =========     ======    =========   =========

                 Gross Amount at which
                Carried at December 31, 1996

                           Buildings
                             and               Accumulated   Date of    Date
Description (a)  Land    Improvements  Total   Depreciation Construct Acquired
                  (b)                  (b)(c)     (c)(e)
93 unit
apartments in
New Orleans, LA  $17,182  $5,655,494  $5,672,676  $1,594,330    1989     7/89

60 unit
apartments in
St. Joseph, MO     1,500   4,763,339   4,764,839   1,203,953    1989     9/89

250,000 square
feet of
residential
and commercial
space in
Philadelphia,PA   16,787     101,703     118,490     28,478     (a)      2/90
                  ------  ----------  ----------  ---------
                 $35,469 $10,520,536 $10,556,005 $2,826,761
                  ======  ==========  ==========  =========

                     DIVERSIFIED HISTORIC INVESTORS VII
                          (a limited partnership)

                            NOTES TO SCHEDULE XI

                              DECEMBER 31, 1996

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B)    The cost of real estate owned at December 31, 1996, for Federal income
       tax purposes was approximately $8,589,192.   The depreciable basis of
       the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)    Reconciliation of real estate:

                                            1996          1995          1994
Balance at beginning of year            $10,552,727   $16,826,909   $19,702,935
Additions during this year:
   Improvements                               3,278        12,270        22,284
Deductions during the year:
   Retirements                                    0    (6,286,452)   (2,898,310)
                                         ----------    ----------    ----------
Balance at end of year                  $10,556,005   $10,552,727   $16,826,909
                                         ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                            1996          1995         1994
Balance at beginning of year             $2,405,790    $3,007,245    $2,412,417
Depreciation expense for the year           420,971       422,396       716,497
Deductions during the year:
   Retirements                                    0    (1,043,851)     (121,669)
                                          ---------     ---------     ---------
Balance at end of year                   $2,826,761    $2,405,790    $3,007,245
                                          =========     =========     =========
(D) See Note E to the consolidated financial statements for further information.

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

               b.   Identification of Executive Officers

                    The General Partner of the Registrant is Dover Historic Advisors VII (DoHA-VII), a Pennsylvania general partnership. The partners of DoHA-VII are as follows:

Name                Age  Position             Term of Office    Period Served

Gerald Katzoff      49   Partner in DoHA-VII  No fixed term     December 1988-
                                                                May 1997

Dover Historic      --   Partner in DoHA-VII  No fixed term     December 1988 -
Advisors, Inc.                                                  May 1997
("Dover Advisors")
SWDHA, Inc.         --   Partner in DoHA-VII  No fixed term     Since May 1997

EPK, Inc.           --   Partner in DoHA-VII  No fixed term     Since May 1997

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

              e. Business Experience. DoHA-VII is a general partnership formed in 1988. The General Partner is responsible for management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations. The General Partner may retain its affiliates to manage certain of the Properties.

              On  May  13, 1997, SWDHA, Inc. replaced Gerald Katzoff and
EPK, Inc. replaced DHP, Inc. as partners of DoHA-VII. Spencer Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

              EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA-VII.

             The officers and directors of EPK, Inc. are described below.

              Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Secretary and Treasurer of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary and Director of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since
January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant paid no cash compensation to DoHA-VII, any partner therein or any person named in paragraph
c. of Item 10.

                b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

               a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1994 through 1996.

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

                                  PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1996 and 1995.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

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

                           21      Subsidiaries of the Registrant are listed in
                                   Item 2. Properties of this Form 10-K.

                     (b)  Reports on Form 8-K:

                          No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                     (c)  Exhibits:

                          See Item 14 (A) (3) above.

                                               SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS VII

Date:  October 10, 1997     By: Dover Historic Advisors, VII General Partner

                                By: EPK, Inc., Partner

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

             Signature                   Capacity                 Date

DOVER HISTORIC ADVISORS VII           General Partner

By: EPK, Inc., Partner

    By:  /s/ Donna M. Zanghi                                  October 10, 1997
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                 October 10, 1997
         MICHELE F. RUDOI,
         Assistant Secretary