Form 10-Q
period 1997-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1997-10-14
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               --------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                           Yes    X        No

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1997, Registrant had cash of $85,186. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1997 Registrant had restricted cash of $46,708 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. With respect to Northern Liberty, any development of the remaining lots and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding.

               (3)  Results of Operations

                     During the first quarter of 1997, Registrant recognized net income of $277,477 ($15.40 per limited partnership unit) compared to a net loss of $165,107 ($9.16 per limited partnership unit) for the same period in 1996.

                     Rental income increased $8,795 from $168,261 in the first quarter of 1996 to $177,056 in the same period in 1997. The increase is due to higher average rental rates at Flint Goodridge and higher occupancy levels at Robidoux Apartments.

                     Other income increased from $0 in the first quarter of 1996 to $411,632 in the same period in 1997 due to the sale of the interest in Robidoux Redevelopment Joint Venture, as referred to above.

                      Expenses for rental operations decreased by $21,081 from $87,791 in the first quarter of 1996 to $66,710 in the same period in 1997 due to a reduction in maintenance and salaries and wages expense at both Flint Goodridge and Robidoux Apartments, partially offset by an increase in management fees at Robidoux. Maintenance and salaries and wages expense decreased at Flint Goodridge due to deferred maintenance performed in 1996, in addition to a slight decrease in average occupancy, and maintenance expense decreased at Robidoux due to operational efficiencies achieved at the property. Management fees increased and salaries and wages expense decreased at Robidoux due to a change in the property's management company.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $69,000, compared to a loss of approximately $102,000 for the same period in 1996.

                    In the first quarter of 1997 Registrant incurred a loss of $28,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $51,000 in the first quarter of 1996, including $53,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 1996 to the same quarter of 1997 is the result of an increase in rental income combined with a decrease in maintenance, salaries and wages, and depreciation expense. Rental income increased due to higher average rental rates partially offset by a slight decrease in average occupancy (98% to 97%). Maintenance and salaries and wages expense decreased due to deferred maintenance performed in 1996, combined with a slight decrease in occupancy. Depreciation expense decreased due to personal property becoming fully depreciated in the second quarter of 1996.

                    In the first quarter of 1997 Registrant incurred a loss of $41,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $51,000 including $ 43,000 of depreciation and amortization expense in the first quarter of 1996. The decrease in the loss from the first quarter of 1996 to the first quarter of 1997 is the result of an increase in rental income combined with a decrease in maintenance and salaries and wages expense partially offset by an increase in management fees. The increase in rental income is due to an increase in the occupancy level (92% to 98%). Maintenance expense decreased due to operational efficiencies achieved at the property, and management fees increased and salaries and wages expense decreased due to a change in the property's management company.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 1997, the Bakery Apartments incurred a loss of $34,000 including $60,000 of depreciation and amortization expense compared to a loss of $22,000 including $63,000 of depreciation and amortization expense for the same period in 1996.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 1997, Registrant incurred a loss of $11,000 compared to a loss of $9,000 in the same period of 1996. The increased loss from the first quarter of 1996 to the same period in 1997 is due to an overall increase in operating expenses.


                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        March 31, 1997        December 31, 1996
                                         (Unaudited)
Rental properties, at cost:
Land                                     $    35,469             $    35,469
Buildings and improvements                10,520,536              10,520,536
                                          ----------              ----------
                                          10,556,005              10,556,005
Less - Accumulated depreciation           (2,931,880)             (2,826,761)
                                          ----------              ----------
                                           7,624,125               7,729,244

Cash and cash equivalents                     85,186                  66,639
Restricted cash                               46,708                  94,758
Investment in affiliate                    1,433,290               1,443,806
Other  assets  (net of amortization of
$99,774 and $98,531 at March 31, 1997 and
December 31, 1996, respectively)             707,514                 594,663
                                          ----------              ----------
       Total                             $ 9,896,823             $ 9,929,110
                                          ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $ 3,585,152             $ 3,605,963
Accounts payable:
       Trade                                 533,794                 800,373
       Related parties                       371,982                 360,346
Interest payable                              39,075                  40,631
Tenant security deposits                      26,811                  27,352
Other liabilities                                  0                  31,502
                                          ----------              ----------
       Total liabilities                   4,556,814               4,866,167
                                          ----------              ----------
Minority interests                           249,851                 250,262

Partners' equity                           5,090,158               4,812,681
                                          ----------              ----------
       Total                             $ 9,896,823             $ 9,929,110
                                          ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)


                                          Three months             Three months
                                             ended                    ended
                                           March 31,                March 31,
                                              1997                    1996
Revenues:
Rental income                               $177,056                 $168,261
    Other Income                             411,632                        0
                                             -------                  -------
       Total Revenues                        588,688                  168,261
                                             -------                  -------
Costs and expenses:
Rental operations                             66,710                   87,791
General and administrative                    42,000                   42,000
Interest                                      86,032                   87,596
Depreciation and amortization                106,362                  107,676
                                             -------                  -------
       Total costs and expenses              301,104                  325,063
                                             -------                  -------
Income (loss) before minority interests
and equity in affiliate                      287,584                 (156,802)
Minority interests' portion of loss              409                      519
Equity in net loss of affiliate              (10,516)                  (8,824)
                                             -------                  -------
Net income (loss)                           $277,477                ($165,107)
                                             =======                  =======
Net income (loss) per limited partnership
unit                                        $  15.40                ($   9.16)
                                             =======                  =======
The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                         1997            1996
Cash flows from operating activities:
 Net income (loss)                                    $277,477       ($165,107)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
 Depreciation and amortization                         106,362         107,676
 Equity in loss of affiliate                            10,516           8,824
 Changes in assets and liabilities:
 Decrease in restricted cash                            48,050           8,664
 (Increase) decrease in other assets                  (114,094)            207
 (Decrease) increase in accounts payable - trade      (266,579)         45,411
 Increase (decrease)in accounts payable-related parties 11,634            (451)
 (Decrease) increase in interest payable                (1,556)          3,737
 (Decrease) increase in tenant security deposits          (541)            410
 Decrease in other liabilities                         (31,502)              0
                                                       -------         -------
Net cash provided by operating activities               39,767           9,371
                                                       -------         -------
Cash flows from investing activities:
 Capital expenditures                                        0          (6,853)
                                                       -------         -------
Net cash used in investing activities                        0          (6,853)
                                                       -------         -------
Cash flows from financing activities:
 Principal payments                                    (20,811)         (1,334)
 Minority interest                                        (409)           (519)
                                                       -------         -------
Net cash used in financing activities                  (21,220)         (1,853)
                                                       -------         -------
Increase in cash and cash equivalents                   18,547             665

Cash and cash equivalents at beginning of period        66,639          29,942
                                                       -------         -------
Cash and cash equivalents at end of period            $ 85,186        $ 30,607
                                                       =======         =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1997

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 1997  DIVERSIFIED HISTORIC INVESTORS VII
       ----------------
                         By: Dover Historic Advisors VII, Inc., General Partner

                             By: EPK, Inc., Partner

                                 By: /s/ Donna M. Zanghi
                                     -----------------------
                                     DONNA M. ZANGHI
                                     Secretary and Treasurer