Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1997-10-14
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1997, Registrant had cash of $101,927. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $46,065 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest). With respect to Northern Liberty, any development of the remaining lot will require additional. The
Registrant has not yet identified any sources for this funding or capital.

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

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $131,325 ($7.29 per limited partnership unit) compared to a net loss of $163,595 ($9.08 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant realized net income of $146,152 ($8.11 per limited partnership unit) compared to a net loss of $328,702 ($18.24 per limited partnership unit) for the same period in 1996.

                     Rental income increased $4,599 from $176,254 in the second quarter of 1996 to $180,853 in the same period in 1997 due to higher average rental rates at Flint Goodridge Apartments, and increased $13,394 from $344,515 for the first six months of 1996 to $357,909 for the same period in 1997 due to higher occupancy levels at Robidoux Apartments and higher average rental rates at Flint Goodridge Apartments.

                     There  was  no  change in other income  from  the
second quarter of 1996 to the same period in 1997. Other income increased from $0 in the first six months of 1996 to $411,632 in the same period in 1997 due to the sale of the interest in Robidoux Redevelopment Joint Venture, as referred to above.

                      Expenses  for  rental  operations  decreased  by
$10,462 from $81,072 in the second quarter of 1996 to $70,610 in the same period in 1997 due to a reduction in maintenance and insurance expense at Flint Goodridge Apartments and a decrease in professional fees, maintenance, and salaries and wages expense at Robidoux Apartments, partially offset by an increase in salaries and wages expense at Flint Goodridge Apartments. Maintenance expense decreased at Flint Goodridge due to deferred maintenance performed in 1996 and insurance expense decreased due to lower insurance premiums. Professional fees decreased at Robidoux due to a reduction in appraisal fees, and maintenance expense decreased as a result of efficiencies achieved at the property. Salaries and wages expense decreased due to a change in the property's management company. Salaries and wages expense increased at Flint Goodridge Apartments due to cost of living pay increases given to employees.

                      Expenses  for  rental  operations  decreased  by
$31,543 from $168,863 for the first six months of 1996 to $137,320 for the same period in 1997 due to a reduction in maintenance and insurance expense at Flint Goodridge Apartments, and a decrease in professional fees, maintenance, and salaries and wages expense at Robidoux Apartments, partially offset by an increase in salaries and wages expense at Flint Goodridge Apartments and an increase in management fees at Robidoux Apartments. Maintenance expense decreased at Flint Goodridge due to deferred maintenance performed in 1996 and insurance expense decreased due to lower insurance premiums. Professional fees decreased at Robidoux due to a reduction in appraisal fees, and maintenance expense decreased due to efficiencies achieved at the property. Salaries and wages expense decreased and management fees increased due to a change in the property's management company. Salaries and wages expense increased at Flint Goodridge due to cost of living pay increases given to employees.

                    Depreciation and amortization expense decreased by $1,314 from $107,675 in the second quarter of 1996 to $106,361 in the same period in 1997 and decreased by $2,628 from $215,351 for the first six months of 1996 to $212,723 in the same period in 1997 due to certain fixed assets at Flint Goodridge becoming fully depreciated.

                    Interest expense decreased by $11,577 from $97,593 in the second quarter of 1996 to $86,016 in the same period in 1997 and decreased by $13,141 from $185,189 for the first six months of 1996 to $172,048 in the same period of 1997. The decrease from the second quarter and first six months of 1996 to the same periods in 1997 is the result of a decrease in interest expense at Robidoux due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996.

                     Losses incurred during the second quarter at the Registrant's properties amounted to $70,000, compared to a loss of approximately $99,000 for the same period in 1996. For the first six months of 1997 the Registrant's properties recognized a loss of $139,000 compared to a loss of approximately $202,000 for the same period in 1996.

                    In the second quarter of 1997, Registrant incurred a loss of $32,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $37,000 in the second quarter of 1996, including $53,000 of depreciation and amortization expense, and for the first six months of 1997, Registrant incurred a loss of $60,000, including $103,000 of depreciation and amortization expense, compared to a loss of $88,000, including $106,000 of depreciation and amortization expense for the same period in 1996. The decrease in the losses from the second quarter and first six months of 1996 to the same periods in 1997 is the result of an increase in rental income due to higher average rental rates combined with a decrease in maintenance, insurance, and depreciation expense, partially offset by an increase in salaries and wages expense. Maintenance expense decreased due to deferred maintenance performed in 1996, insurance expense decreased as a result of reductions in property and mortgage insurance rates, and depreciation expense decreased due to personal property becoming fully depreciated in the second quarter of 1996. Salaries and wages expense increased due to cost of living increases given to employees.

                    In the second quarter of 1997, Registrant incurred a loss of $38,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $62,000 including $43,000 of depreciation and amortization expense in the second quarter of 1996. The decrease in the loss is due to a reduction in maintenance, professional fees, interest, and salaries and wages expense. Maintenance decreased due operational efficiencies achieved at the property, and professional fees decreased due a reduction in appraisal fees. Interest expense decreased as a result of a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996, and salaries and wages expense decreased due to a change in the property's management company.

                      For  the  first  six months of 1997,  Registrant
incurred a loss of $79,000 at Robidoux, including $87,000 of depreciation and amortization expense, compared to a loss of $114,000, including $86,000 of depreciation and amortization expense for the same period in 1996. The decrease in the loss is due to an increase in rental income, combined with a decrease in interest expense, professional fees, maintenance, and salary and wage expense, partially offset by an increase in management fees. Rental income increased due to an increase in occupancy levels (94% to 99%). Interest expense decreased due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. The decrease in professional fees is due to a reduction in appraisal fees, and maintenance expense decreased due to operational efficiencies achieved at the property. Salaries and wages expense decreased and management fees increased due to a change in the property's management company.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1997, the Bakery Apartments incurred a loss of $32,000 including $60,000 of depreciation and amortization expense compared to a loss of $54,000 including $63,000 of depreciation and amortization expense for the same period in 1996. For the first six months of 1997, the Bakery Apartments incurred a loss of $66,000, including $120,000 of depreciation and amortization expense compared to a loss of $76,000, including $126,000 of depreciation and amortization expense for the same period in 1996. The decrease in the losses from the second quarter and first six months of 1996 to the same periods in 1997 is due to a decrease in maintenance, salaries and wages expense, depreciation expense, and corporate apartment expense, partially offset by a decrease in rental income. Maintenance, salaries and wages expense decreased as a result of a decrease in the rental of residential units, and depreciation expense decreased due to certain fixed assets becoming fully depreciated in the second quarter of 1996. Corporate apartment expense decreased due to a decline in corporate apartment rentals. Rental income decreased due to a decrease in occupancy levels (95% to 92%) and (94% to 93%) for the second quarter and first six months of 1997, respectively.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1997, Registrant incurred a loss of $8,000 compared to a loss of $12,000 for the same period of 1996. For the first six months of 1997, Registrant incurred a loss of $18,000 at Kensington Tower compared to a loss of $21,000 for the same period of 1996. The decrease in the loss from the second quarter and first six months of 1996 to the same periods in 1997 is due an increase in rental income and an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)
                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1997         December 31, 1996
                                          (Unaudited)
Rental properties, at cost:
Land                                      $    35,469             $    35,469
Buildings and improvements                 10,525,538              10,520,536
                                           ----------              ----------
                                           10,561,007              10,556,005
Less - Accumulated depreciation            (3,036,998)             (2,826,761)
                                           ----------              ----------
                                            7,524,009               7,729,244

Cash and cash equivalents                     101,927                  66,639
Restricted cash                                46,065                  94,758
Investment in affiliate                     1,425,714               1,443,806
Other assets (net of amortization of
$101,017 and $94,390 at June 30, 1997 and
December 31, 1996, respectively)              694,310                 594,663
                                           ----------              ----------
       Total                              $ 9,792,025             $ 9,929,110
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 3,564,324             $ 3,605,963
Accounts payable:
       Trade                                  575,740                 800,373
       Related parties                        379,930                 360,346
Interest payable                               37,519                  40,631
Tenant security deposits                       26,212                  27,352
Other liabilities                                   0                  31,502
                                           ----------              ----------
       Total liabilities                    4,583,725               4,866,167
                                           ----------              ----------
Minority interests                            249,468                 250,262
                                           ----------              ----------
Partners' equity                            4,958,832               4,812,681
                                           ----------              ----------
       Total                              $ 9,792,025             $ 9,929,110
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                    Three months               Six months
                                   ended June 30,            ended June 30,
                                 1997         1996         1997         1996

Revenues:
 Rental income                 $180,853     $176,254     $357,909     $344,515
 Other income                         0            0      411,632            0
                                -------      -------      -------      -------
   Total revenues               180,853      176,254      769,541      344,515
                                -------      -------      -------      -------
Costs and expenses:
 Rental operations               70,610       81,072      137,320      168,863
 General and administrative      42,000       42,000       84,000       84,000
 Interest                        86,016       97,593      172,048      185,189
 Depreciation and amortization  106,361      107,675      212,723      215,351
                                -------      -------      -------      -------
   Total costs and expenses     304,987      328,340      606,091      653,403
                                -------      -------      -------      -------
(Loss) income before minority
   interests and equity in
   affiliate                   (124,134)    (152,086)     163,450     (308,888)

Minority interests' portion of
   loss                             385          618          794        1,137

Equity in net loss of affiliate  (7,576)     (12,127)     (18,092)     (20,951)
                                -------      -------      -------      -------
Net (loss) income             ($131,325)   ($163,595)    $146,152    ($328,702)
                                =======      =======      =======      =======
Net (loss) income per limited
  partnership unit:
  (Loss) income before minority
   interests and equity in
   affiliate                  ($   6.89)   ($   8.44)    $   9.07    ($  17.14)
  Minority interests                .02          .03          .04          .06
  Equity in net loss of
   affiliate                       (.42)        (.67)       (1.00)       (1.16)
                                -------      -------      -------      -------
                              ($   7.29)   ($   9.08)    $   8.11    ($  18.24)
                                =======      =======      =======      =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                         1997           1996
Cash flows from operating activities:
 Net income (loss)                                    $146,152       ($328,702)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
 Depreciation and amortization                         212,723         215,351
 Equity in loss of affiliate                            18,092          20,951
 Changes in assets and liabilities:
 Decrease in restricted cash                            48,693           4,946
 (Increase) decrease in other assets                  (102,135)          2,258
 (Decrease) increase in accounts payable - trade      (224,633)         80,439
 Increase in accounts payable related parties           19,584         206,422
 (Decrease) increase in interest payable                (3,112)         23,385
 (Decrease) increase in tenant security deposits        (1,139)          2,906
 Decrease in other liabilities                         (31,502)              0
                                                       -------         -------
Net cash provided by operating activities               82,723         227,956
                                                       -------         -------
Cash flows from investing activities:
 Capital expenditures                                   (5,002)         (8,953)
                                                       -------         -------
Net cash used in investing activities                   (5,002)         (8,953)
                                                       -------         -------
Cash flows from financing activities:
 Principal payments                                    (41,639)       (220,803)
 Minority interest                                        (794)         (1,137)
                                                       -------         -------
Net cash used in financing activities                  (42,433)       (221,940)
                                                       -------         -------
Increase (decrease) in cash and cash equivalents        35,288          (2,937)

Cash and cash equivalents at beginning of period        66,639          29,942
                                                       -------         -------
Cash and cash equivalents at end of period            $101,927        $ 27,005
                                                       =======         =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 1997     DIVERSIFIED HISTORIC INVESTORS VII
       ----------------
                            By: Dover Historic Advisors, VII, General Partner

                                By: EPK, Inc., Partner

                                    By:  /s/ Donna M. Zanghi
                                         -----------------------
                                         DONNA M. ZANGHI
                                         Secretary and Treasurer