Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1997-11-14
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had cash of $95,715. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $45,970 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     A property owned by Robidoux Redevelopment Joint Venture ("RRJV"), a limited partnership in which the Registrant owns a 99% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments. The Developer/Operating General Partner has provided the necessary funds. Through 1992 these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of RRJV's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant sold approximately 20% of its interest in RRJV. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $1,081,930 over the next nine years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable RRJV to continue to operate in the foreseeable future.

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

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $151,706 ($8.42 per limited partnership unit) compared to a net loss of $141,012 ($7.83 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant incurred a net loss of $5,554 ($.31 per limited partnership unit) compared to a net loss of $469,714 ($26.06 per limited partnership unit) for the same period in 1996.

                     Rental income increased $3,371 from $177,253 in the third quarter of 1996 to $180,624 in the same period in 1997 and increased $16,765 from $521,768 for the first nine months of 1996 to $538,533 for the same period in 1997 due to an increase in average occupancy at Robidoux Apartments and higher average rental rates at Flint Goodridge Apartments.

                    There was no change in other income from the third quarter of 1996 to the same period in 1997. Other income increased from $0 in the first nine months of 1996 to $411,632 in the same period in 1997 due to the sale of interest in Robidoux Redevelopment Joint Venture, as referred to above.

                      Expenses for rental operations increased by $20,920 from $70,261 in the third quarter of 1996 to $91,181 in the same period in 1997 due to an increase in utilities expense at Flint Goodridge and an increase in salaries and wages expense at Flint
Goodridge and Robidoux, partially offset by a decrease in insurance expense at Flint Goodridge, as discussed below.

                      Expenses for rental operations decreased by $10,623 from $239,124 for the first nine months of 1996 to $228,501 for the same period in 1997 due to a decrease in maintenance and insurance expense at Flint Goodridge and a decrease in maintenance expense at Robidoux, partially offset by an increase in management fees at Robidoux and an increase in salaries and wages expense at Flint Goodridge and Robidoux, as discussed below.

                     Depreciation and amortization expense decreased $1,314 from $107,676 in the third quarter of 1996 to $106,362 in the same period in 1997 and decreased $3,942 from $323,027 for the first nine months of 1996 to $319,085 in the same period in 1997 due to certain fixed assets at Flint Goodridge becoming fully depreciated in 1996.

                     Interest expense decreased $2,056 from $87,190 in the third quarter of 1996 to $85,134 in the same period in 1997 and decreased $15,197 from $272,379 for the first nine months of 1996 to $257,182 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is due to the reduction of principal loan balances at Flint Goodridge and Robidoux on which interest is calculated. The decrease from the first nine months of 1996 to the same period in 1997 is due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996 at Robidoux Apartments.

                     Losses incurred during the third quarter at the Registrant's properties amounted to $91,000, compared to a loss of approximately $76,000 for the same period in 1996. For the first nine months of 1997 the Registrant's properties recognized a loss of $230,000 compared to a loss of approximately $277,000 for the same period in 1996.

                     In the third quarter of 1997, Registrant incurred a loss of $36,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $34,000 in the third quarter of 1996, including $53,000 of depreciation and amortization expense. The increase in the loss is due to an increase in utilities and salaries and wages expense, partially offset by an increase in rental income and a decrease in insurance and depreciation expense. Utilities expense increased due to higher rates charged for electric and water usage, and salaries and wages expense increased as a result of cost of living pay increases given to employees. Rental income increased due to an increase in average rental rates. Insurance expense decreased as a result of reductions in property and mortgage insurance rates, and depreciation expense decreased due to personal property becoming fully depreciated in 1996.

                     For the first nine months of 1997, Registrant incurred a loss of $96,000 at Flint Goodridge, including $154,000 of depreciation and amortization expense compared to a loss of $122,000, including $159,000 of depreciation and amortization expense for the same period in 1996. The decrease in the loss is the result of an increase in rental income due to higher average rental rates, combined with a decrease in maintenance, depreciation and insurance expense, partially offset by an increase in utilities and salaries and wages expense. Maintenance expense decreased from 1996 to 1997 due to an abnormally high level in 1996 due to the performance of deferred maintenance. Maintenance expense returned to more normal levels in 1997. Depreciation expense decreased due to furniture and fixtures becoming fully depreciated in 1996, and insurance expense decreased due to reductions in property and mortgage insurance rates. Utilities expense increased due to higher rates charged for electric and water usage, and salaries and wages expense increased due to cost of living increases given to employees.

                     In the third quarter of 1997, Registrant incurred a loss of $55,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $42,000, including $43,000 of depreciation and amortization expense in the third quarter of 1996. The increase in the loss is due to an increase in salaries and wages expense, partially offset by an increase in rental income. Salaries and wages expense increased as a result of an increase in maintenance personnel, and rental income increased due to higher occupancy levels (95% to 97%).

                     For the first nine months of 1997, Registrant incurred a loss of $134,000 at Robidoux, including $131,000 of depreciation and amortization expense, compared to a loss of $155,000 including $130,000 of depreciation and amortization expense for the same period in 1996. The decrease in the loss is due to an increase in rental income due to an increase in average occupancy (94% to 98%), combined with a decrease in maintenance and interest expense, partially offset by an increase in management fees and salaries and wages expense. Maintenance expense decreased as a result of operational efficiencies achieved at the property, and interest expense decreased as a result of a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996. Management fees increased due to a change in the property's management company (which was done in order to improve the property's operations), and salaries and wages expense increased as a result of an increase in maintenance personnel.

                    Summary of Minority Interest Investments

                     In the third quarter of 1997, Registrant incurred a loss of $58,000 at the Bakery Apartments, including $60,000 of depreciation and amortization expense compared to a loss of $96,000 including $63,000 of depreciation and amortization expense for the same period in 1996, and for the first nine months of 1997, Registrant incurred a loss of $123,000, including $180,000 of depreciation and amortization expense compared to a loss of $172,000, including $189,000 of depreciation and amortization expense for the same period in 1996. The decrease in the losses from both the third quarter and first nine months of 1997 to the same periods in 1996 is due to a decrease in maintenance, corporate apartment expense, interest, depreciation, and salaries and wages expense, partially offset by a decrease in rental income. Maintenance expense decreased due to the replacement of carpeting in several units and extermination services performed to control termites in 1996. Corporate apartment expense decreased due to lower rentals of corporate apartments, and interest expense decreased due to a decrease in the principal loan balance on which interest is calculated. Depreciation expense decreased due to certain fixed assets becoming fully depreciated in 1996, and salaries and wages expense decreased as a result of a reduction in the average occupancy of residential units. Rental income decreased due to a reduction in corporate apartment rentals and a decline in the average occupancy of residential units (93% to 92%) and (94% to 92%) for the third quarter and first nine months of 1997, respectively.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 1997, Registrant incurred a loss of $8,000 compared to a loss of $5,000 for the same period of 1996, and for the first nine months of 1997 the Registrant incurred a loss of $26,000 compared to a loss of $26,000 for the same period in 1996. The increase in the loss from the third quarter of 1996 to the same period of 1997 is due to an increase maintenance expense, partially offset by an increase in rental income due to higher occupancy levels.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         September 30,1997    December 31, 1996
                                            (Unaudited)
Rental properties, at cost:
Land                                       $    35,469          $    35,469
Buildings and improvements                  10,542,097           10,520,536
                                            ----------           ----------
                                            10,577,566           10,556,005
Less - Accumulated depreciation             (3,142,117)          (2,826,761)
                                            ----------           ----------
                                             7,435,449            7,729,244

Cash and cash equivalents                       95,715               66,639
Restricted cash                                 45,970               94,758
Investment in affiliate                      1,417,510            1,443,806
Other  assets  (net  of  amortization   of
$102,260 and $92,912 at September 30, 1997
and December 31, 1995, respectively)           692,285              594,663
                                            ----------           ----------
       Total                               $ 9,686,929          $ 9,929,110
                                            ==========           ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 3,542,614           $ 3,605,963
Accounts payable:
       Trade                                  620,091               800,373
       Related parties                        405,779               360,346
Interest payable                               35,963                40,631
Tenant security deposits                       26,437                27,352
Other liabilities                                   0                31,502
                                           ----------            ----------
       Total liabilities                    4,630,884             4,866,167
                                           ----------            ----------
Minority interests                            248,918               250,262
                                           ----------            ----------
Partners' equity                            4,807,127             4,812,681
                                           ----------            ----------
       Total                              $ 9,686,929           $ 9,929,110
                                           ==========            ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                     Three months             Nine months
                                  ended September 30,     ended September 30,
                                   1997        1996        1997         1996
                                  ------      ------      ------       ------
Revenues:
 Rental income                   $180,624    $177,253    $538,533     $521,768
 Other income                           0           0     411,632            0
                                  -------     -------     -------      -------
    Total Revenue                 180,624     177,253     950,165      521,768
                                  -------     -------     -------      -------
Costs and expenses:
 Rental operations                 91,181      70,261     228,501      239,124
 General and administrative        42,000      42,000     126,000      126,000
 Interest                          85,134      87,190     257,182      272,379
 Depreciation and amortization    106,362     107,676     319,085      323,027
                                  -------     -------     -------      -------
   Total costs and expenses       324,677     307,127     930,768      960,530
                                  -------     -------     -------      -------
(Loss) income before minority
interests and equity in affiliate(144,053)   (129,874)     19,397     (438,762)

Minority interests'portion ofloss     550         426       1,344        1,563

Equity in net loss of affiliate    (8,203)    (11,564)    (26,295)     (32,515)
                                  -------     -------     -------      -------
Net loss                        ($151,706)  ($141,012)  ($  5,554)   ($469,714)
                                  =======     =======     =======      =======
Net (loss) income per limited
partnership unit:
(Loss) income before minority
 interests and equity in
 affilitiate                    ($   7.99)  ($   7.20)   $   1.08   ($   24.35)
Minority interests                    .03         .02         .07          .09
Equity in net loss of affiliate (     .46)  (     .64)  (    1.46)  (     1.80)
                                  -------     -------     -------     --------
                                ($   8.42)  ($   7.83)  ($    .31)  ($   26.06)
                                  =======     =======     =======     ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                           1997        1996
Cash flows from operating activities:
 Net loss                                                ($5,554)   ($469,714)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                           319,085      323,027
 Equity in loss of affiliate                              26,295       32,515
 Changes in assets and liabilities:
 Decrease in restricted cash                              48,788        2,084
 Increase in other assets                               (101,350)     (17,534)
 (Decrease) increase in accounts payable - trade        (180,282)     141,409
 Increase in accounts payable related parties             45,433      200,221
 (Decrease) increase in interest payable                  (4,668)      33,599
 (Decrease) increase in tenant security deposits            (915)       4,527
 Decrease in other liabilities                           (31,502)           0
                                                         -------      -------
 Net cash provided by operating activities               115,330      250,134
                                                         -------      -------
Cash flows from investing activities:
 Capital expenditures                                    (21,561)      (8,953)
                                                         -------      -------
Net cash used in investing activities                    (21,561)      (8,953)
                                                         -------      -------
Cash flows from financing activities:
 Principal payments                                      (63,349)    (232,728)
 Minority interest                                        (1,344)      (1,563)
                                                         -------      -------
Net cash used in financing activities                    (64,693)    (234,291)
                                                         -------      -------
Increase in cash and cash equivalents                     29,076        6,890

Cash and cash equivalents at beginning of period          66,639       29,942
                                                         -------      -------
Cash and cash equivalents at end of period              $ 95,715     $ 36,832
                                                         =======      =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for interest                 $221,219     $234,111

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

               (a)  Exhibit   Doucment
                    Number

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1997       DIVERSIFIED HISTORIC INVESTORS VII

                              By: Dover Historic Advisors VII, General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Donna M. Zanghi
                                          ----------------------------
                                          DONNA M. ZANGHI
                                          Vice President and Secretary