Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1998-04-27
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1997
                          --------------------------------------------

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

                   UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1997, Registrant had
outstanding   17,839  units  of  limited  partnership  interest   (the
"Units").

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

                     Four of the Registrant's properties are currently held for rental operations, and are anticipated to continue to be held for this purpose. Registrant's remaining property has not been developed and its use has not been determined. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1997,  Registrant  owned
interests  in  five  properties located in  Nebraska  (one),  Missouri
(one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 221 apartment units. As of December 31, 1997, 145 apartment units were under lease at monthly rental rates ranging from $194 to $580. For a further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information about Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data

Item 2.             Properties

                      As of December 31, 1997, Registrant owned controlling interests in two partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

               a.   Flint-Goodridge Apartments - consists of a 93 unit
low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of
$2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 1997 was $2,232,457. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease.

                The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in FGGP. As of December 31, 1997, 88 units were under lease (95%) with monthly rents ranging from $418 to $580. All leases are renewable, one-year leases. The occupancy rate was 92% for 1996, 99% for 1995, 96% for 1994, and 96% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $4,082,816 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $2,958 which is based on an assessed value of $18,300 taxed at a rate of $161.64 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               b.   Robidoux School Apartments - consists of a 60 unit
low income housing facility at 201 South 10th Street in St. Joseph, Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction note payable of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (principal balance at December 31, 1997 of $20,462), and a CDBG grant of $38,500. On October 30, 1995, the construction loan was repaid with two new loans, one for $850,000 and the other for $200,000. The first loan bears interest at 9% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. There is currently $813,408 outstanding on the loan. The second loan had an interest rate of 8.75% and was due in March 1996. It was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's co-general partner. The advance will be repaid out of available cash flow and is non-interest bearing. Amounts repaid on the construction loan from the period November 1992 to June 1995 were funded by a line of credit extended by another lender ($454,923 principal outstanding at December 31, 1997) which bears interest at prime plus 1% (9.5% and 9.25% at December 31, 1997 and 1996, respectively) and is due July 2000. The CDBG loan bears interest at 1% and both principal and interest are payable monthly until September 2000.

                      The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in RRJV. As of December 31, 1997, 57 of the 60 apartment units were under lease (95%), with monthly rents ranging from $194 to $398. All leases are renewable, one-year leases. The occupancy rate was 98% for 1996, 92% for 1995, 87% for 1994, and 97% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $4,341,152 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $758 which is based on an assessed value of $8,450 taxed at a rate of $89.70 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $1,235,000. Certain affiliates of the Registrant simultaneously acquired 26.7% of the general partnership interests in BAGP for an aggregate cash contribution of $465,000. Registrant subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 (principal balance of $2,984,137 at December 31, 1997) and the other for $201,500 (principal balance of
$194,273 at December 31, 1997). The first loan bears interest at 8.25%, with monthly principal and interest payments based on a 30-year amortization schedule, principal due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. In March 1991, a $175,000 collateral mortgage note (principal balance of $161,533 at December 31, 1997) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The property is managed by a property management firm which is an affiliate of the general partner of BAGP.

                     As of December 31, 1997, 64 units are under lease (94%) with rents ranging from $560 to $2,170. All leases are renewable, one-year leases. The occupancy rate was 95% for 1996, 100% for 1995, 93% for 1994, and 92% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $3,381,856 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,677 which is based on an assessed value of $65,700 taxed at a rate of $17.773 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d. Kensington Tower ("Hill Hotel")- consists of a 65 unit low income housing facility and 3,550 sf of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 1997 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 1997 of $195,820) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $548,625 at December 31, 1997), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

                    The property is managed by an independent property management firm. As of December 31, 1997, 66 units are under lease (97%) with monthly rents ranging from $300 to $445. All leases are renewable, one-year leases. The occupancy rate was 94% for 1996, 94% for 1995, 89% for 1994, and 92% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a federal tax basis of $5,323,340, and is depreciated using the straight-line method of depreciation with a useful life of
27.5 years. The annual real estate taxes are $52,934 which is based on an assessed value of $2,045,900 taxed at a rate of $25.873 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 227 units of record were sold or exchanged in 1997.

                b. As of December 31, 1997, there were 1,718 record holders of Units.

                c. Registrant has not declared any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1997. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1997        1996        1995        1994        1993

Rental income       $  725,798  $  713,215  $  829,061  $1,271,400  $1,323,950
Interest income              0       1,742       1,591       1,851      16,010
Net loss               198,574     708,659   1,482,456   3,782,580   1,982,140
Net loss per Unit        11.02       39.33       82.28      209.97      110.00
Total assets (net of
depreciation and
amortization)        9,570,778   9,929,110  10,194,943  15,894,832  19,711,424
Debt obligations     3,521,250   3,605,963   3,858,348   7,184,570   7,197,834

Note:   See  Part II, Item 7.2 Results of Operations  for a discussion
of   factors  which  materially  affect  the  comparability   of   the
information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1997, Registrant had total unrestricted cash of $92,375. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $43,304 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     The property owned by RRJV has historically been unable to meet its operating expenses and required debt service payments from its own revenues. The Developer/Operating General Partner has provided the necessary funds. Through 1992 these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able or willing to make such advances. To avoid loss of RRJV's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant sold approximately 20% of its interest in RRJV. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $1,081,930 over the next nine years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable RRJV to continue to operate in the foreseeable future.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet their debt service requirements and the properties (or its interests therein) are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberty, any development of the remaining lot and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding, and does not anticipate being able to identify any such sources for the foreseeable future.

                     The legal proceedings in which the Registrant has been involved over the last several years have only affected the Registrant's liquidity to the extent that legal fees were required to be paid, as none of the properties or interests that were ultimately lost had previously generated any positive cash flow.

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

               (3)  Results of Operations

                    During 1997, the Registrant incurred a net loss of $198,574 ($11.02 per limited partnership unit), compared to a net loss of $708,659 ($39.33 per limited partnership unit) in 1996, and a net loss of $1,482,456 ($82.28 per limited partnership unit) in 1995. Included in the loss for 1995 is $697,082 of extraordinary loss relating to the foreclosure of one of the Registrant's properties (Shriver Square).

                     Rental income decreased from $829,061 in 1995 to $713,215 in 1996 and increased to $725,798 in 1997. The increase from 1996 to 1997 is due to an increase of rental income at Flint Goodridge and Robidoux Apartments due to an increase in average occupancy (92% to 95%) and (98% to 99%), respectively. The decrease from 1995 to 1996 is mainly due to the foreclosure of Shriver Square on March 30, 1995, partially offset by an increase in rental income at Flint Goodridge due to higher average rental rates.

                    Other income increased from $0 in 1995 and 1996 to $411,632 in 1997 due to the sale of interest in Robidoux Redevelopment Joint Venture, as referred to in "Liquidity", above.

                    Operating expenses decreased from $475,921 in 1995 to $426,718 in 1996 and to $363,624 in 1997. The decrease from 1996 to 1997 is the result of a decrease in insurance expense at Robidoux, partially offset by an increase in maintenance, salaries and wages expense at Robidoux, and an increase in maintenance and utilities at Flint Goodridge. Insurance expense decreased at Robidoux due to a decrease in premiums. Maintenance and salaries and wages expense increased at Robidoux due to higher average occupancy rates (98% to 99%), as well a change in the property's management company. Maintenance and utilities expense increased at Flint Goodridge due to higher average occupancy rates (92% to 95%). The decrease from 1995 to 1996 is mainly due to the foreclosure of Shriver Square on March 30, 1995, as well as a decrease in maintenance expense at Robidoux due to operational efficiencies achieved at the property, partially offset by an increase in maintenance expense at Flint Goodridge due to deferred maintenance performed in 1996 and an increase in wages and salaries expense at Flint Goodridge due to the fact that employees received cost of living pay increases. The decreased loss from 1995 to 1996 is also due to an overall decrease in rental operations expense at Flint Goodridge due to a decrease in maintenance expense as a result of a reduction in security services, partially offset by an increase in wages and salaries expense (which was due to employees receiving cost of living pay increases as well as higher health and property insurance premiums).

                     Interest expense decreased from $437,942 in 1995 to $355,222 in 1996 to $344,941 in 1997. The decrease from 1996 to
1997 is the result of a decrease in interest expense at Robidoux due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996. The decrease from 1995 to 1996 is due to the foreclosure of Shriver Square, as well as a decrease in interest expense at Robidoux resulting from a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996.

                      Depreciation and amortization decreased from $494,626 in 1995 to $426,589 in 1996 and increased to $428,374 in
1997. The increase from 1996 to 1997 is the result of an increase in depreciation expense at Robidoux due to depreciation of capital improvements made at the property. The decrease from 1995 to 1996 is due to the foreclosure on Shriver Square, as well as a decrease in depreciation expense at Flint Goodridge due to the fact that all personal property became fully depreciated in the second quarter of 1996, partially offset by an increase in amortization expense at Robidoux due to the amortization of loan costs incurred in the refinancing of the construction loan.

                     During the year, losses of $355,000 were incurred at Registrant's properties compared to a loss of $363,000 in 1996 and a loss of $711,000 in 1995. A discussion of individual property operations/activities follows:

                     In 1997, Registrant sustained a loss of $173,000 at Flint-Goodridge including $206,000 of depreciation and amortization expense compared to a loss of $174,000 including $213,000 of depreciation and amortization expense in 1996 and a loss of $155,000 including $227,000 of depreciation and amortization expense in 1995. Since Flint-Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1996 to 1997 is due to an increase in rental income as a result of an increase in average occupancy (92% to 95%), partially offset by an increase in maintenance and utilities expense. Maintenance and utilities expense increased due to the increase in average occupancy. The increase in the loss from 1995 to 1996 is the result of an increase in maintenance and wages and salaries expense partially offset by an increase in rental income and a decrease in depreciation expense. Maintenance expense increased due to deferred maintenance performed in 1996 while wages and salaries expense increased due to the fact that employees received cost of living pay increases. Rental income increased due to an increase in the average rental rates and depreciation decreased due to the fact that personal property became fully depreciated in the second quarter of 1996.

                    In 1997, Registrant incurred a loss of $182,000 at Robidoux including $177,000 of depreciation and amortization expense compared to a loss of $189,000 including $175,000 of depreciation and amortization expense in 1996 and a loss of $211,000 including $173,000 of depreciation and amortization expense in 1995. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The decrease in the loss from from 1996 to 1997 is due to an increase in rental income combined with a decrease in interest expense and insurance expense, partially offset by an increase in maintenance, salaries and wages, and depreciation expense. Rental income increased due to an increase in average occupancy (98% to 99%), and interest expense decreased as a result of a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996. Insurance expense decreased due to a decrease in premiums. Maintenance and salaries and wages expense increased as a result of the increase in average occupancy, and depreciation expense increased due to depreciation of capital improvements made at the property. The decrease in the loss from 1995 to 1996 is due to a decrease in maintenance and interest expense partially offset by an increase in amortization expense. Maintenance expense decreased due to operational efficiencies achieved at the property while interest expense decreased due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal balance of a loan which matured in March 1996. Amortization expense increased due to the amortization of loan costs incurred in the refinancing of the construction loan.

                     In 1997, Registrant incurred a loss of $0 at Shriver Square compared to losses of $0 in 1996, and $345,000, including $61,000 of depreciation and amortization expense, in 1995. The 1995 loss without effect of the foreclosure would have been $147,036. The loss in 1995 results mainly from the loss of the property on March 30, 1995 and an increase of legal fees associated with the foreclosure of the property. Included in operations from 1995 is an extraordinary loss of $197,715, representing the difference between the fair market value of the assets foreclosed and the liabilities satisfied.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In 1997, the Bakery Apartments incurred a loss of $190,000 including $223,000 of depreciation and amoritization expense compared to a loss of $211,000 including $236,000 of depreciation and amortization expense in 1996 and a loss of $179,000 including $252,000 of depreciation and amortization expense in 1995. The Registrant expects that full occupancy and positive cash flow will continue throughout 1997.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In 1997, Registrant incurred a loss of $33,000 compared to a loss of $49,000 in 1996, and a loss of $43,000 in 1995. The decrease in the loss from 1997 to 1996 is due an increase in rental income resulting from higher average rental rates, as well as a decrease in operating expenses due to efficiencies achieved at the property. The increase in the loss from 1995 to 1996 is due to a decrease in average rental rates combined with an increase in maintenance expense due to the replacement of carpeting in several units. The Registrant expects to achieve in 1998 results comparable to those experienced in 1997.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $3,693,456 and $3,930,967 as of December 31, 1997 and 1996, respectively, and total revenues of $534,241 and $528,792, respectively for the years then ended. In addition, we did not audit the financial statements of The Bakery Apartments General Partnership, which statements reflect total assets of $3,705,621 and $3,943,320 as of December 31, 1997 and 1996
respectively, and total revenues of $625,890 and $629,206 respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership and The Bakery Apartments General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 28 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 9, 1998

                     Independent Auditor's Report


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of HUD Project No. 064-35269-PM of the Flint Goodridge General Partnership, as of December 31, 1997 and 1996, and the related statements of income, changes in
partners'  equity,  and cash flows for the years  then  ended.   These
financial  statements  are  the responsibility  of  the  Partnership's
management.   Our  responsibility is to express an  opinion  on  these
financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1998, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated January 29, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 29, 1998

                     Independent Auditor's Report

To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 1998

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

       Consolidated Balance Sheets at December 31, 1997 and 1996      17

       Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996, and 1995                            18

       Consolidated Statements of Changes in Partners' Equity for
         the Years Ended December 31, 1997, 1996, and 1995            19

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996, and 1995                            20

       Notes to consolidated financial statements                   21-26

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation         28

       Notes to Schedule XI                                           29



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                     1997              1996
Rental properties at cost:
       Land                                      $    35,469       $    35,469
       Buildings and improvements                 10,544,063        10,520,536
                                                  ----------        ----------
                                                  10,579,532        10,556,005
       Less - accumulated depreciation            (3,250,162)       (2,826,761)
                                                  ----------        ----------
                                                   7,329,370         7,729,244

Cash and cash equivalents                             92,375            66,639
Restricted cash                                       43,304            94,758
Investment in affiliate                            1,410,917         1,443,806
Other assets (net of accumulated
       amortization of $103,505 and $98,531)         694,812           594,663
                                                  ----------        ----------
             Total                               $ 9,570,778       $ 9,929,110
                                                  ==========        ==========

                                 Liabilities and Partners' Equity

Liabilities:
       Debt obligations                          $ 3,521,250       $ 3,605,963

       Accounts payable:
             Trade                                   738,030           800,373
             Related parties                         380,143           360,346
       Interest payable                               38,388            40,631
       Tenant security deposits                       30,422            27,352
       Other liabilities                                   0            31,502
                                                  ----------        ----------
             Total liabilities                     4,708,233         4,866,167
                                                  ----------        ----------
Minority interests                                   248,438           250,262
                                                  ----------        ----------
Partners' equity                                   4,614,107         4,812,681
                                                  ----------        ----------
             Total                               $ 9,570,778       $ 9,929,110
                                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995


                                            1997          1996         1995

Revenues:
       Rental income                     $  725,798   $  713,215   $  829,061
       Other income                         411,632            0            0
       Interest income                            0        1,742        1,591
                                          ---------    ---------    ---------
             Total revenues               1,137,430      714,957      830,652
                                          ---------    ---------    ---------
Costs and expenses:
       Rental operations                    363,624      426,718      475,921
       General and administrative           168,000      168,000      168,000
       Interest                             344,941      355,222      437,942
       Depreciation and amortization        428,374      426,589      494,626
                                          ---------    ---------    ---------
             Total costs and expenses     1,304,939    1,376,529    1,576,489
                                          ---------    ---------    ---------
Loss before minority interests and
   equity in affiliate                     (167,509)    (661,572)    (745,837)
Minority interests' portion of loss           1,824        1,886        3,444
Equity in net loss of affiliate             (32,889)     (48,973)     (42,981)
                                          ---------    ---------    ---------
Loss before extraordinary item             (198,574)    (708,659)    (785,374)
Extraordinary loss                                0            0     (697,082)
                                          ---------    ---------    ---------
Net loss                                ($  198,574) ($  708,659) ($1,482,456)
                                          =========    =========    =========
Net loss per limited partnership unit:
       Loss before minority interests and
          equity in affiliate           ($     9.30) ($    36.71) ($    41.39)
       Minority interests                       .10          .10          .19
       Equity in net loss of affiliate        (1.82)       (2.72)       (2.39)
                                          ---------    ---------    ---------
       Loss before extraordinary item        (11.02)      (39.33)      (43.59)
       Extraordinary item                         0            0       (38.69)
                                          ---------    ---------    ---------
                                        ($    11.02) ($    39.33) ($    82.28)
                                          =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                             Dover
                                           Historic
                                           Advisors      Limited
                                           VII (1)     Partners (2)      Total

Percentage participation in profit or loss   1%           99%           100%

Balance at December 31, 1994               $480,543    $6,523,253    $7,003,796
Net loss                                    (14,824)   (1,467,632)   (1,482,456)
                                            -------     ---------     ---------
Balance at December 31, 1995                465,719     5,055,621     5,521,340
Net loss                                     (7,087)     (701,572)     (708,659)
                                            -------     ---------     ---------
Balance at December 31, 1996                458,632     4,354,049     4,812,681
Net loss                                     (1,986)     (196,588)     (198,574)
                                            -------     ---------     ---------
Balance at December 31, 1997               $456,646    $4,157,461    $4,614,107
                                            =======     =========     =========


 (1)   General Partner.

 (2) 17,839 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                                  1997       1996        1995

Cash flows from operating activities:
Net loss                                      ($198,574) ($708,659) ($1,482,456)
   Adjustments to reconcile net loss to net
     cash privided by (used in) operating
     activities:
Depreciation and amortization                   428,374    426,589      494,626
Extraordinary loss                                    0          0      697,082
Equity in loss of affiliate                      32,889     48,973       42,981
Changes in assets and liabilities:
   Decrease (increase) in restricted cash        51,454     (6,849)      (9,743)
   Increase in other assets                    (105,122)  (162,905)      (2,831)
   (Decrease) increase in accounts payable
      - trade                                   (62,343)   419,510      233,399
   Increase (decrease) in accounts payable -
         related parties                         19,797    254,977      (59,456)
   (Decrease) increase in interest payable       (2,243)   (12,491)      46,618
   Increase in tenant security deposits           3,070      3,599        1,952
   (Decrease) increase in other liabilities     (31,502)    31,502            0
                                                -------    -------     --------
   Net cash provided by (used in) operating     135,800    294,246      (37,828)
     activities                                 -------    -------     --------
Cash flows from investing activities:
  Purchase of rental property and improvements  (23,527)    (3,278)     (12,270)
                                                -------    -------     --------
   Net cash used in investing activities        (23,527)    (3,278)     (12,270)
                                                -------    -------     --------
Cash flows from financing activities:
  Proceeds from debt financing                        0          0      295,142
  Principal payments                            (84,713)  (252,385)    (224,567)
  Minority interest                              (1,824)    (1,886)      (3,444)
                                                -------    -------     --------
   Net cash (used in) provided by financing     (86,537)  (254,271)      67,131
     activities                                 -------    -------     --------
Net increase in cash and cash equivalents        25,736     36,697       17,033
Cash and cash equivalents at beginning of year   66,639     29,942       12,909
                                                -------    -------     --------
Cash and cash equivalents at end of year       $ 92,375   $ 66,639    $  29,942
                                                =======    =======     ========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest      $347,184   $379,053     $426,051

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors VII (the "Partnership") was formed in December 1988 with Dover Historic Advisors VII as the General Partner. Upon the admittance of additional limited partners, the initial limited partner withdrew.

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

3.     Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 1997, 1996, and 1995).

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

8.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

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

In June 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Nebraska, consisting of 65 apartment units and 3,550 square feet of commercial space, for a cash capital contribution of $2,350,000. In addition, $3,000,000 of rehabilitation costs relating to the investment were capitalized as part of the building and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

In July 1989, the Partnership was admitted, with a 90% general partner interest, to a Pennsylvania general partnership which owns two buildings located in Louisiana, consisting of 93 apartments units, for a cash capital contribution of $2,808,000.

In September 1989, the Partnership was admitted, with a 99% general partner interest, to a Missouri general partnership which owns a building located in Missouri, consisting of 60 apartment units, for a cash capital contribution of $2,400,000. In addition, $2,300,000 of rehabilitation costs relating to the investment were capitalized as part of the building and improvements.

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

In February 1990, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania general partnership, which owned a property which was originally intended to be rehabilitated into 250,000 square feet of residential and commercial space located in Pennsylvania, for a cash contribution of $2,000,000. In December 1994, the Partnership donated to a neighborhood group all but a 12,247 square foot vacant lot.

In September 1990, the Partnership purchased 19% interest in a Washington, D.C. general partnership which owned a building located in Washington, D.C., consisting of 54 hotel rooms, for a cash capital contribution of $550,000. In February 1993, a party holding a mortgage on the property, with permission of the bankruptcy court, foreclosed on the property.

In March 1991, the Partnership purchased 16.83% interest in a Pennsylvania general partnership which owns a building located in Louisiana, consisting of 68 units, for $300,000.

NOTE E - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                             December 31,
                                                           1997        1996
Mortgage payable, interest at 10%; payable in monthly   $2,232,457  $2,257,650
installments of principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property.

Note payable, interest at 9%; principal and interest       813,408     831,099
payments of $7,648 due monthly; with maturity at October 2005; collateralized by related rental property.

Note payable, interest only at prime plus 1% (effective    454,923     489,539
rate of 9.5% and 9.25% at December 31, 1997 and 1996, respectively); payable in monthly payments of principal of $5,300 and interest; remaining principal balance due
July 2000; collateralized by related rental property.

Note payable, interest at 1%; principal and interest
payments of $ due monthly; remaining principal due
September 2000; collateralized by related rental property   20,462      27,675
                                                         ---------   ---------
                                                        $3,521,250  $3,605,963
                                                         =========   =========

Maturities of debt obligations at December 31, 1997, are as follows:

               Year Ending December 31,

                          1998                     $   90,419
                          1999                         89,384
                          2000                        451,790
                          2001                         62,844
                          2002                         69,160
                          Thereafter                2,757,653
                                                    ---------
                                                   $3,521,250
                                                    =========
NOTE F - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is $380,143 and $311,030 at December 31, 1997 and 1996, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $48,819 and $49,316 at December 31, 1997 and 1996, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

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

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation follows:

                                              For the Years Ended December 31,
                                               1997         1996        1995
                                              ------       ------      ------
Net loss - book                          ($  198,574) ($  708,659) ($1,482,456)
Other income                                (411,632)           0            0
Loss on foreclosure                                0            0    1,865,551
Loss on donation                                   0     (325,907)           0
Other timing differences                           0          370      (22,453)
Minority interest                            134,243       16,651       17,795
Excess of book over tax depreciation         161,981      163,237      203,405
                                           ---------    ---------    ---------
Net income (loss) - tax                  ($  313,982) ($  854,308) ($  581,842)
                                           =========    =========    =========

Partners' equity - book                   $4,614,106   $4,812,681   $5,521,340
Distribution to limited partners              33,861       33,861       33,861
Costs of issuance                          2,288,270    2,288,270    2,288,270
Basis reduction due to Investment Tax
  Credit                                  (3,790,041)  (3,790,041)  (3,790,041)
Cumulative tax under book loss             3,317,650    3,432,945    3,578,594
Capital contributions                       (641,684)    (641,684)    (641,684)
                                           ---------    ---------    ---------
Partner's equity - tax                    $5,822,162   $6,136,032   $6,990,340
                                           =========    =========    =========

                       SUPPLEMENTAL INFORMATION

                        DIVERSIFIED HISTORIC INVESTORS VII
                            (a limited partnership)

              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1997

                               Initial Cost to        Costs
                                 Partnership       Capitalized
                                     (b)           Subsequent
                                                       to
                                                   Acquisition

                                              Buildings
                                                 and
Description (a)     Encumbrances  Land (b)   Improvements  Improvements
                         (d)

93 unit
apartments in
New Orleans, LA     $2,232,457    $17,182     $4,667,050    $988,444

60 unit
apartments in
St. Joseph, MO       1,288,793      1,500      2,482,287   2,304,579

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA       -           16,787       101,703           0
                     ---------     ------     ---------   ---------
                    $3,521,250    $35,469    $7,251,040  $3,293,023
                     =========     ======     =========   =========

                 Gross Amount at which
                Carried at December 31,
                         1997


                            Buildings
                              and                 Accumulated Date of     Date
Description (a)   Land (b) Improvements  Total    Depreciation Const.   Acquired
                                         (b)(c)    (c)(e)

93 unit
apartments in
New Orleans, LA   $17,182 $ 5,655,494 $ 5,672,676 $1,797,622    1989     7/89

60 unit
apartments in
St. Joseph, MO      1,500   4,786,866   4,788,366  1,379,194    1989     9/89

12,247 square
feet of
of residential
and commercial
space in
Philadelphia, PA   16,787     101,703     118,490     73,346     (a)        2/90
                   ------  ----------  ----------  ---------
                  $35,469 $10,544,063 $10,579,532 $3,250,162
                   ======  ==========  ==========  =========

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1997

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 1997, for Federal income tax purposes was approximately $11,805,824. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)    Reconciliation of real estate:

                                            1997          1996          1995
Balance at beginning of year            $10,556,005   $10,552,727   $16,826,909
Additions during this year:
   Improvements                              23,527         3,278        12,270
Deductions during the year:
   Retirements                                    0             0    (6,286,452)
                                         ----------    ----------    ----------
Balance at end of year                  $10,579,532   $10,556,005   $10,552,727
                                         ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                            1997          1996          1995
Balance at beginning of year            $ 2,826,761   $ 2,405,790   $ 3,007,245
Depreciation expense for the year           423,401       420,971       422,396
Deductions during the year:
   Retirements                                    0             0    (1,023,851)
                                         ----------    ----------    ----------
Balance at end of year                  $ 3,250,162   $ 2,826,761   $ 2,405,790
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VII (DoHA-VII), a Pennsylvania general partnership. The partners of DoHA-VII are as follows:

Name                Age    Position           Term of Office    Period Served

Gerald Katzoff       49    Partner in DoHA-   No fixed term     December 1988-
                                   VII                          May 1997

Dover Historic       --    Partner in DoHA-   No fixed term     December 1988 -
Advisors, Inc.                     VII                          May 1997
("Dover Advisors")

SWDHA, Inc.          --     Partner in DoHA-   No fixed term    Since May 1997
                                   VII

EPK, Inc.            --     Partner in DoHA-   No fixed term    Since May 1997
                                   VII


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

               Spencer Wertheimer was appointed May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate ventures.

             Donna M. Zanghi (age 41) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant paid no cash compensation to DoHA-VII, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1995 through 1997.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
               Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                    b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                    c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                    d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                    e.  Notes to consolidated financial statements.

               2.   Financial statement schedules:

                    a.  Schedule XI - Real Estate and Accumulated Depreciation.

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

                           21     Subsidiaries of the Registrant are listed in
                                  Item 2. Properties of this Form 10-K.

                    (b)  Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                    (c)  Exhibits:

                         See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFIED HISTORIC INVESTORS VII

Date: April 15, 1998            By: Dover Historic Advisors, VII General Partner
      --------------
                                    By: EPK, Inc., Partner

                                        By:  /s/ Spencer Wertheimer
                                             -----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer

                                        By:  /s/ Michele F. Rudoi
                                             ------------------------
                                             MICHELE F. RUDOI,
                                             Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                  Capacity              Date

DOVER HISTORIC ADVISORS VII           General Partner

By: EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                            April 15, 1998
         -----------------------                           --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                              April 15, 1998
         ------------------------                          --------------
         MICHELE F. RUDOI,
         Assistant Secretary