Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1998-05-29
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                33-26385
                       -----------------------------------------------

                   DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2539694
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

                   1609 Walnut Street, Philadelphia, PA   19103
----------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $14,679. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998 Registrant had restricted cash of $115,310 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. With respect to Northern Liberty, any development of the remaining lots and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding and does not anticipate being able to do so, while the Registrant will be seeking to sell this property. The Registrant does not believe that there is an active market for properties of this sort and accordingly, there can be no assurance that the property can be sold at a price acceptable to the Registrant.

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a loss of $150,483 ($8.35 per limited partnership unit) compared to net income of $277,477 ($15.40 per limited partnership unit) for the same period in 1997.

                     Rental income decreased $131 from $177,056 in the first quarter of 1997 to $176,925 in the same period in 1998. The decrease in rental income is the result of a decrease in the average occupancy (97% to 89%) at Flint Goodridge (as discussed below) partially offset by an increase at Robidoux due to an increase in average occupancy (85% to 91%).

                     Other income decreased from $411,632 in the first quarter of 1997 to $0 in the same period in 1998 due to the sale in 1997 of a 20% interest in Robidoux Redevelopment Joint Venture as referred to in the Form 10-K for the year ended December 31, 1997.

                      Expenses for rental operations increased by $22,450 from $66,710 in the first quarter of 1997 to $89,160 in the same period in 1998 due to an increase in maintenance and salaries and wages expense at Flint Goodridge and an overall increase in operating expenses at Robidoux due to an increase in the average occupancy. At Flint Goodridge, maintenance increased due to deferred maintenance performed in 1998 and salaries and wages expense increased due to cost of living adjustments given to the employees.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $93,000, compared to a loss of approximately $69,000 for the same period in 1997.

                    In the first quarter of 1998 Registrant incurred a loss of $52,000 at Flint Goodridge including $52,000 of depreciation and amortization expense, compared to a loss of $28,000 in the first quarter of 1997, including $53,000 of depreciation and amortization expense. The increase in the loss from the first quarter of 1997 to the same quarter of 1998 is the result of a decrease in rental income combined with an increase in maintenance and salaries and wages. Rental income decreased due to a decrease in the average occupancy (97% to 89%). Maintenance increased due to deferred maintenance performed in 1998 and salaries and wages expense increased due to cost of living adjustments given to the employees.

                    In the first quarter of 1998 Registrant incurred a loss of $41,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $41,000 including $ 44,000 of depreciation and amortization expense in the first quarter of 1996. Although there was no overall change in income from the first quarter of 1997 to the same period in 1998 there was an increase in rental income due to an increase in average occupancy (85% to 91%) combined with an overall increase in operating expenses due to the increase in average occupancy.

                    Summary of Minority Interest Investments

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 1998, Registrant incurred a loss of $4,000 compared to a loss of $11,000 in the same period of 1996. The decreased loss from the first quarter of 1997 to the same period in 1998 is due to an overall decrease in operating expenses.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1998       December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                       $    35,469             $    35,469
Buildings and improvements                  10,553,165              10,544,063
                                            ----------              ----------
                                            10,588,634              10,579,532
Less - accumulated depreciation             (3,362,868)             (3,250,162)
                                            ----------              ----------
                                             7,225,766               7,329,370

Cash and cash equivalents                       14,679                  92,375
Restricted cash                                115,310                  43,304
Investment in affiliate                      1,406,658               1,410,917
Other assets (net of amortization of
$104,748 and $103,505 at March 31, 1998
and December 31, 1997, respectively)           694,913                 694,812
                                            ----------              ----------
       Total                               $ 9,457,326             $ 9,570,778
                                            ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 3,499,711             $ 3,521,250
Accounts payable:
       Trade                                   769,497                 738,020
       Related parties                         411,043                 380,143
Interest payable                                36,831                  38,388
Tenant security deposits                        28,595                  30,422
                                            ----------              ----------
       Total liabilities                     4,745,677               4,708,233
                                            ----------              ----------
Minority interests                             248,438                 248,438

Partners' equity                             4,463,211               4,614,107
                                            ----------              ----------
       Total                               $ 9,457,326             $ 9,570,778
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                           Three months           Three months
                                              ended                  ended
                                            March 31,               March 31,
                                               1998                    1997
Revenues:
Rental income                                $176,925               $177,056
Other Income                                        0                411,632
                                              -------                -------
       Total Revenues                         176,925                588,688
                                              -------                -------
Costs and expenses:
Rental operations                              89,160                 66,710
General and administrative                     42,000                 42,000
Interest                                       85,305                 86,032
Depreciation and amortization                 107,094                106,362
                                              -------                -------
       Total costs and expenses               323,559                301,104
                                              -------                -------
(Loss)  income  before minority  interests
and equity in affiliate                      (146,634)               287,584
Minority interests' portion of loss               410                    409
Equity in net loss of affiliate                (4,259)               (10,516)
                                              -------                -------
Net (loss) income                           ($150,483)              $277,477
                                              =======                =======
Net (loss) income per limited partnership
unit                                        ($   8.35)              $  15.40
                                              =======                =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                             1998        1997
Cash flows from operating activities:
 Net (loss) income                                        ($150,483)  $277,477
 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
 Depreciation and amortization                              107,094    106,362
 Equity in loss of affiliate                                  4,259     10,516
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                     (72,006)    48,050
 Decrease (increase) in other assets                          5,508   (114,094)
 Increase (decrease) in accounts payable - trade             31,467   (266,579)
 Increase in accounts payable - related parties              30,900     11,634
 Decrease in interest payable                                (1,557)    (1,556)
 Decrease in tenant security deposits                        (1,827)      (541)
 Decrease in other liabilities                                    0    (31,502)
                                                           -------     -------
Net cash (used in) provided by operating activities         (46,645)    39,767
                                                           -------     -------
Cash flows from investing activities:
 Capital expenditures                                        (9,102)         0
                                                           --------    -------
Net cash used in investing activities                        (9,102)         0
                                                           --------    -------
Cash flows from financing activities:
 Principal payments                                         (21,539)   (20,811)
 Minority interest                                             (410)      (409)
                                                           --------    -------
Net cash used in financing activities                       (21,949)   (21,220)
                                                           --------    -------
(Decrease) increase in cash and cash equivalents            (77,696)    18,547

Cash and cash equivalents at beginning of period             92,375     66,639
                                                           --------    -------
Cash and cash equivalents at end of period                $  14,679   $ 85,186
                                                           ========    =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998       DIVERSIFIED HISTORIC INVESTORS VII
       ------------
                          By: Dover Historic Advisors VII, Inc., General Partner

                              By: EPK, Inc., Partner

                                  By: /s/ Spencer Wertheimer
                                      ----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer