Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1998-08-28
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1998, Registrant had cash of $17,701. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $117,676 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $150,454 ($8.35 per limited partnership unit) compared to a net loss of $131,325 ($7.29 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $300,938 ($16.70 per limited partnership unit) compared to income of $146,152 ($8.11 per limited partnership unit) for the same period in 1997.

                     Rental income increased $10,217 from $180,853 in the second quarter of 1997 to $191,070 in the same period in 1998 and increased $10,086 from $357,909 for the first six months of 1997 to $367,995 for the same period in 1998. The increase for the quarter and the first six months of 1998 from the same periods in 1997 were due to higher average rental rates at Flint Goodridge Apartments and Robidoux Apartments.

                     There  was  no  change in other income  from  the
second quarter of 1997 to the same period in 1998. Other income decreased from $411,632 in the first six months of 1997 to $0 in the same period in 1998 due to the sale in 1997 of a 20% interest in Robidoux Redevelopment Joint Venture as referred to in the Form 10-K for the year ended December 31, 1997.

                      Expenses for rental operations increased by $30,227 from $70,610 in the second quarter of 1997 to $100,837 in the same period in 1998 due to an increase in management fee expense at Flint Goodridge Apartments as a result of an increase in rental income and an increase in wages and salaries and management fee expense at Robidoux Apartments. Salaries and wages expense increased due to a change in the property's management company and management fee expense increased due to the increase in rental income.

                      Expenses for rental operations increased by $52,678 from $137,320 for the first six months of 1997 to $189,998 for the same period in 1998 due to an increase in maintenance and management fee expense at Flint Goodridge Apartments and an increase in wages and salaries and management fee expense at Robidoux Apartments. At Flint Goodridge Apartments, maintenance expense increased due to deferred maintenance performed in the first quarter of 1998 and management fee expense increased due to the increase in rental income. At Robidoux Apartments, wages and salaries expense increased due to a change in the property's management company and management fee expense increased due to the increase in rental income.

                     Losses incurred during the second quarter at the Registrant's properties amounted to $92,000, compared to a loss of approximately $70,000 for the same period in 1997. For the first six months of 1998 the Registrant's properties recognized a loss of $186,000 compared to a loss of approximately $139,000 for the same period in 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $33,000 at Flint Goodridge including $52,000 of depreciation and amortization expense, compared to a loss of $32,000, including $51,000 of depreciation and amortization expense for the same period in 1997. The increase in the loss from the second quarter of 1997 to the same period in 1998 is the result of an increase in management fee expense partially offset by an increase in rental income due to higher average rental rates. Management fee expense increased due to the increase in rental income.

                     For the first six months of 1998, Registrant incurred a loss of $86,000 at Flint Goodridge including $103,000 of depreciation and amortization expense, compared to a loss of $60,000, including $103,000 of depreciation and amortization expense for the same period in 1997. The increase in the loss from the first six months of 1997 to the same period in 1998 is the result of an increase in maintenance and management fee expense partially offset by an increase in rental income due to higher average rental rates. Maintenance expense increased due to deferred maintenance performed in the first quarter of 1998 and management fee expense increased due to the increase in rental income.

                    In the second quarter of 1998, Registrant incurred a loss of $59,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $38,000 including $44,000 of depreciation and amortization expense in the second quarter of 1997 and for the first six months of 1998, incurred a loss of $100,000 at Robidoux, including $89,000 of depreciation and amortization expense, compared to a loss of $79,000, including $87,000 of depreciation and amortization expense for the same period in 1997. The increases in the losses for the second quarter and the first six months of 1998 from the same period in 1997 is due to an increase in wages and salaries and management fee expense partially offset by an increase in rental income due to an increase in the average rental rates. Salaries and wages expense increased due to a change in the property's management company and management fee expense increased due to the increase in rental income.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1998, the Bakery Apartments incurred a loss of $40,000 including $55,000 of depreciation and amortization expense compared to a loss of $32,000 including $60,000 of depreciation and amortization expense for the same period in 1996 and for the first six months of 1998, incurred a loss of $81,000, including $111,000 of depreciation and amortization expense compared to a loss of $66,000, including $120,000 of depreciation and amortization expense for the same period in 1997. The increase in the losses from the second quarter and first six months of 1997 to the same periods in 1998 is due to a decrease in rental income and an increase in maintenance expense partially offset by a decrease in depreciation and corporate apartments expense. Rental income decreased due to a decline in the rental of corporate apartments. Maintenance expense increased as a result of repairs to the roof in the first quarter of 1998. Depreciation expense decreased to personal property becoming fully depreciated. Corporate apartment expense decreased due to the decrease in the rental of the corporate apartments.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1998, Registrant incurred a loss of $6,000 compared to a loss of $8,000 for the same period of 1997. For the first six months of 1998, Registrant incurred a loss of $10,000 at Kensington Tower compared to a loss of $18,000 for the same period of 1997. The decrease in the loss from the second quarter and first six months of 1997 to the same periods in 1998 is due an increase in rental income and an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)
                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         June 30, 1998         December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
Land                                      $    35,469             $    35,469
Buildings and improvements                 10,554,384              10,544,063
                                           ----------              ----------
                                           10,589,853              10,579,532
Less - Accumulated depreciation            (3,468,718)             (3,250,162)
                                           ----------              ----------
                                            7,121,135               7,329,370

Cash and cash equivalents                      17,701                  92,375
Restricted cash                               117,676                  43,304
Investment in affiliate                     1,400,690               1,410,917
Other  assets  (net  of  amortization   of
$105,991 and $103,505 at June 30, 1998 and
December 31, 1997, respectively)              694,698                 694,812
                                           ----------              ----------
       Total                              $ 9,351,900             $ 9,570,778
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 3,477,908             $ 3,521,250
Accounts payable:
       Trade                                  809,802                 738,030
       Related parties                        439,143                 380,143
Interest payable                               35,557                  38,388
Tenant security deposits                       28,883                  30,422
       Total liabilities                    4,791,293               4,708,233
                                           ----------              ----------
Minority interests                            248,438                 248,438
                                           ----------              ----------
Partners' equity                            4,312,169               4,614,107
                                           ----------              ----------
       Total                              $ 9,351,900             $ 9,570,778
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                         Three months            Six months
                                        Ended June 30,         Ended June 30,
                                      1998        1997       1998       1997

Revenues:
 Rental income                     $191,070    $180,853   $367,995   $357,909
 Other Income                             0           0          0    411,632
                                    -------     -------    -------    -------
   Total revenues                   191,070     180,853    367,995    769,541
                                    -------     -------    -------    -------
Costs and expenses:
 Rental operations                  100,837      70,610    189,998    137,320
   General and administrative        42,000      42,000     84,000     84,000
 Interest                            86,216      86,016    171,521    172,048
   Depreciation and amortization    107,093     106,361    214,187    212,723
                                    -------     -------    -------    -------
   Total costs and expenses         336,146     304,987    659,706    606,091
                                    -------     -------    -------    -------
(Loss) income before minority
 interests and equity in affiliate (145,076)   (124,134)  (291,711)   163,450

Minority interests' portion of loss     590         385      1,000        794

Equity in net loss of affiliate      (5,968)     (7,576)   (10,227)   (18,092)
                                    -------     -------    -------    -------
Net (loss) income                 ($150,454)  ($131,325) ($300,938)  $146,152
                                    =======     =======    =======    =======
Net (loss) income per limited
  partnership unit:
   (Loss) income before minority
interests and equity in affiliate ($   8.05)  ($   6.89) ($  16.19)  $   9.07
   Minority interests                   .03         .02        .06        .04
   Equity in net loss of affiliate     (.33)       (.42)      (.57)     (1.00)
                                    -------     -------    -------    -------
                                  ($   8.35)  ($   7.29) ($  16.70)  $   8.11
                                    =======     =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                         1998           1997
Cash flows from operating activities:
 Net (loss) income                                   ($300,938)      $146,152
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Depreciation and amortization                         214,187        212,723
 Equity in loss of affiliate                            10,227         18,092
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                (74,372)        48,693
 Decrease (increase) in other assets                     4,483       (102,135)
 Increase (decrease) in accounts payable - trade        71,772       (224,633)
 Increase in accounts payable related parties           59,000         19,584
 Decrease in interest payable                           (2,831)        (3,112)
 Decrease in tenant security deposits                   (1,539)        (1,139)
 Decrease in other liabilities                               0        (31,502)
                                                       -------        -------
Net cash (used in) provided by operating activities    (20,011)        82,723
                                                       -------        -------
Cash flows from investing activities:
 Capital expenditures                                  (10,321)        (5,002)
                                                       -------        -------
Net cash used in investing activities                  (10,321)        (5,002)
                                                       -------        -------
Cash flows from financing activities:
 Principal payments                                    (43,342)       (41,639)
 Minority interest                                      (1,000)          (794)
                                                       -------        -------
Net cash used in financing activities                  (44,342)       (42,433)
                                                       -------        -------
(Decrease) increase in cash and cash equivalents       (74,674)        35,288

Cash and cash equivalents at beginning of period        92,375         66,639
                                                       -------        -------
Cash and cash equivalents at end of period            $ 17,701       $101,927
                                                       =======        =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998        DIVERSIFIED HISTORIC INVESTORS VII
       ---------------
                              By: Dover Historic Advisors, VII, General Partner

                                  By: EPK, Inc., Partner

                                      By:  /s/ Spencer Wertheimer
                                           -----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer