Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1998-12-01
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash of $12,740. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $110,420 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $155,433 ($8.63 per limited partnership unit) compared to a net loss of $151,706 ($8.42 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $456,371 ($25.33 per limited partnership unit) compared to a loss of $5,554 ($.31 per limited partnership unit) for the same period in 1997.

                     Rental income increased $6,820 from $180,624 in the third quarter of 1997 to $187,444 in the same period in 1998 and increased $16,906 from $538,533 for the first nine months of 1997 to $555,439 for the same period in 1998. The increases for the third quarter and the first nine months of 1998 from the same periods in 1997 were due to higher average rental rates at Robidoux Apartments.

                    There was no change in other income from the third quarter of 1997 to the same period in 1998. Other income decreased from $411,632 in the first nine months of 1997 to $0 in the same period in 1998 due to the sale in 1997 of a 20% interest in Robidoux Redevelopment Joint Venture as referred to in the Form 10-K for the year ended December 31, 1997.

                    Expenses for rental operations increased by $7,758 from $91,181 in the third quarter of 1997 to $98,939 in the same period in 1998 due to an increase in maintenance expense at Flint Goodridge Apartments due to deferred maintenance performed in the third quarter of 1998.

                      Expenses for rental operations increased by $60,436 from $228,501 for the first nine months of 1997 to $288,937 for the same period in 1998 due to an increase in maintenance expense at Flint Goodridge Apartments and an increase in wages and salaries and management fee expense at Robidoux Apartments. At Flint Goodridge Apartments, maintenance expense increased due to deferred maintenance performed in the first nine months of 1998. At Robidoux Apartments, wages and salaries expense increased due to a change in the property's management company and management fee expense increased due to the increase in rental income.

                     Losses incurred during the third quarter at the Registrant's properties amounted to $90,000, compared to a loss of approximately $91,000 for the same period in 1997. For the first nine months of 1998 the Registrant's properties recognized a loss of $276,000 compared to a loss of approximately $230,000 for the same period in 1997.

                     In the third quarter of 1998, Registrant incurred a loss of $44,000 at Flint Goodridge including $52,000 of depreciation and amortization expense, compared to a loss of $36,000, including $51,000 of depreciation and amortization expense for the same period in 1997 and for the first nine months of 1998, incurred a loss of $130,000 including $155,000 of depreciation and amortization expense, compared to a loss of $96,000, including $154,000 of depreciation and amortization expense for the same period in 1997. The increase in the loss from the third quarter and the first nine months of 1997 to the same periods in 1998 is mainly the result of an increase in maintenance expense due to deferred maintenance performed in 1998.

                     In the third quarter of 1998, Registrant incurred a loss of $46,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $55,000 including $44,000 of depreciation and amortization expense in the third quarter of 1997. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to an increase in rental income due to an increase in the average rental rates of the apartment units.

                     For the first nine months of 1998, Registrant incurred a loss of $146,000 at Robidoux, including $133,000 of depreciation and amortization expense, compared to a loss of $134,000, including $131,000 of depreciation and amortization expense for the same period in 1997. The increase in the loss for the first nine months of 1998 from the same period in 1997 is due to an increase in wages and salaries and management fee expense partially offset by an increase in rental income due to an increase in the average rental rates. Salaries and wages expense increased due to a change in the property's management company and management fee expense increased due to the increase in rental income.

                    Summary of Minority Interest Investments

                     The  Registrant owns a minority interest  in  the
Bakery  Apartments  which it accounts for on  the  cost  method.   The
Registrant  does  not  include  the  assets,  liabilities,  income  or
expenses of the Bakery in its consolidated financial statements.   The
following operating information is provided for the property. In the third quarter of 1998, the Bakery Apartments incurred a loss of $37,000 including $56,000 of depreciation and amortization expense compared to a loss of $58,000 including $60,000 of depreciation and amortization expense for the same period in 1997. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to an increase in rental income and a decrease in wages and salaries and depreciation expense. Rental income increased due to an increase in the average rental rates of the apartment units. Wages and salaries expense decreased due to the replacement of employees with contracted security service. Depreciation expense decreased due to personal property becoming fully depreciated.

                     For the first nine months of 1998, the Bakery Apartments incurred a loss of $118,000, including $167,000 of depreciation and amortization expense compared to a loss of $123,000, including $180,000 of depreciation and amortization expense for the same period in 1997. The decrease in the loss from the first nine months of 1997 to the same period in 1998 is due to a decrease in wages and salaries, depreciation and corporate apartment expense partially offset by an increase in maintenance expense. Wages and salaries expense decreased due to the replacement of employees with contracted security service. Corporate apartment expense decreased due to a decrease in the rental of the orporate apartments and depreciation expense decreased due to personal property becoming fully depreciated. Maintenance expense increased as a result of repairs to the roof in the first quarter of 1998.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 1998, Registrant incurred a loss of $10,000 compared to a loss of $8,000 for the same period of 1997. For the first nine months of 1998, Registrant incurred a loss of $20,000 at Kensington Tower compared to a loss of $26,000 for the same period of 1997. The increase in the loss from the third quarter of 1997 to the same period in 1998 is due to an overall increase in the operating expenses at the property. The decrease from the first nine months of 1997 to the same period in 1998 is due an increase in rental income due to an increase in the average rental rates.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)
                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          September 30, 1998   December 31, 1997
                                              (Unaudited)
Rental properties, at cost:
Land                                         $    35,469           $    35,469
Buildings and improvements                    10,560,457            10,544,063
                                              ----------            ----------
                                              10,595,926            10,579,532
Less - Accumulated depreciation               (3,574,568)           (3,250,162)
                                              ----------            ----------
                                               7,021,358             7,329,370

Cash and cash equivalents                         12,740                92,375
Restricted cash                                  110,420                43,304
Investment in affiliate                        1,391,138             1,410,917
Other  assets  (net  of  amortization   of
$107,234  and  $103,505 at  September  30,
1998 and December 31, 1997, respectively)        698,583               694,812
                                              ----------            ----------
       Total                                 $ 9,234,239           $ 9,570,778
                                              ==========            ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                            $ 3,455,605            $ 3,521,250
Accounts payable:
       Trade                                    847,637                738,030
       Related parties                          464,643                380,143
Interest payable                                 34,221                 38,388
Tenant security deposits                         27,419                 30,422
                                             ----------             ----------
       Total liabilities                      4,829,525              4,708,233
                                             ----------             ----------
Minority interests                              248,438                248,438
                                             ----------             ----------
Partners' equity                              4,156,276              4,614,107
                                             ----------             ----------
       Total                                $ 9,234,239            $ 9,570,778
                                             ==========             ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                          Three months          Nine months
                                       Ended September 30,  Ended September 30,
                                        1998       1997       1998      1997

Revenues:
Rental income                         $187,444   $180,624   $555,439  $538,533
Other income                                 0          0          0   411,632
                                       -------    -------    -------   -------
    Total Revenue                      187,444    180,624    555,439   950,165
                                       -------    -------    -------   -------
Costs and expenses:
 Rental operations                      98,939     91,181    288,937   228,501
 General and administrative             42,000     42,000    126,000   126,000
 Interest                               85,751     85,134    257,272   257,182
 Depreciation and amortization         107,094    106,362    321,281   319,085
                                       -------    -------    -------   -------
   Total costs and expenses            333,784    324,677    993,490   930,768
                                       -------    -------    -------   -------
(Loss) income before minority
interests and equity in affiliate     (146,340)  (144,053)  (438,051)   19,397
Minority interests' portion of loss        459        550      1,459     1,344
Equity in net loss of affiliate         (9,552)    (8,203)   (19,779)  (26,295)
                                       -------    -------    -------   -------

Net loss                             ($155,433) ($151,706) ($456,371) ($ 5,554)
                                       =======    =======    =======    ======
Net (loss) income per limited
partnership unit:
(Loss) income before minority
interests and equity in affiliate    ($   8.12) ($   7.99) ($  24.31)  $  1.08
Minority interests                         .02        .03        .08       .07
Equity in net loss of affiliate      (     .53) (     .46) (    1.10) (   1.46)
                                      --------   --------   --------   -------
                                     ($   8.63) ($   8.42) ($  25.33) ($   .31)
                                       =======    =======    =======    ======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                          1998          1997
Cash flows from operating activities:
 Net loss                                             ($456,371)      ($5,554)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                          321,281       319,085
 Equity in loss of affiliate                             19,779        26,295
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                 (67,116)       48,788
 Increase in other assets                                  (647)     (101,350)
 Increase (decrease) in accounts payable - trade        109,607      (180,282)
 Increase in accounts payable related parties            84,500        45,433
 Decrease in interest payable                            (4,167)       (4,668)
 Decrease in tenant security deposits                    (3,003)         (915)
 Decrease in other liabilities                                0       (31,502)
                                                        -------       -------
 Net cash provided by operating activities                3,863       115,330
                                                        -------       -------
Cash flows from investing activities:
 Capital expenditures                                   (16,394)      (21,561)
                                                        -------       -------
Net cash used in investing activities                   (16,394)      (21,561)
                                                        -------       -------
Cash flows from financing activities:
 Principal payments                                     (65,645)      (63,349)
 Minority interest                                       (1,459)       (1,344)
                                                        -------       -------
Net cash used in financing activities                   (67,104)      (64,693)
                                                        -------       -------
(Decrease) increase in cash and cash equivalents        (79,635)       29,076

Cash and cash equivalents at beginning of period         92,375        66,639
                                                        -------       -------
Cash and cash equivalents at end of period             $ 12,740      $ 95,715
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

                (b)  Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 30, 1998     DIVERSIFIED HISTORIC INVESTORS VII
       -----------------
                             By: Dover Historic Advisors, VII, General Partner

                                 By: EPK, Inc., Partner

                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer