Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1999-05-06
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1998
                          --------------------------------------------
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    -----------------
Commission file number                   33-26385
                       -----------------------------------------------
                   DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Pennsylvania                                    23-2539694
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

           1609 WALNUT STREET,  PHILADELPHIA,  PA          19103
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

                                PART I

Item 1.        Business

               a.   General Development of Business

                     Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 1998, Registrant had outstanding 17,839 units of limited partnership interest (the "Units").

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, except for one (Northern Liberties), have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, three properties (Flint Goodridge, Kensington Tower and Robidoux) are low-income housing structures qualifying for low income housing tax credits.

                     Four of the Registrant's properties are currently held for rental operations, and are anticipated to continue to be held for this purpose. Registrant's remaining property has not been developed. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1998,  Registrant  owned
interests  in  five  properties located in  Nebraska  (one),  Missouri
(one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 1998, 142 apartment units were under lease at monthly rental rates ranging from $210 to $504. For a further discussion of the properties, see Item 2. Properties.

                     The Registrant is affected by and subject to  the
general competitive conditions of the residential real estate industry. Due to the overbuilding that occurred in the 1980's, the competition for moderate-to-low income residential tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In addition, rents are fixed in relation to specified income levels of the tenants. In each market (New Orleans, Louisiana, Omaha, Nebraska, and St. Joseph's, Missouri), there are several similar historically-certified rehabilitated buildings that are available to tenants who fall within certain income restrictions. However, there is no organization which holds a dominant position in the residential housing in any of the geographic areas in which Registrant's properties are located.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information about Foreign and Domestic Operations and Export Sales.

                    See Item 8. Financial Statements and Supplementary
Data

Item 2.             Properties

                      As of December 31, 1998, Registrant owned controlling interests in two partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

               a.   Flint-Goodridge Apartments - consists of a 93 unit
low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of
$2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 1998 was $2,204,627. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease.

                The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner in FGGP. As of December 31, 1998, 85 units were under lease (91%) with monthly rents ranging from $418 to $504. All leases are renewable, one-year leases. The occupancy rate was 95% for 1997, 92% for 1996, 99% for 1995 and 96% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $4,082,816 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $2,958 which is based on an assessed value of $18,300 taxed at a rate of $161.64 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

               b.   Robidoux School Apartments - consists of a 60 unit
low income housing facility at 201 South 10th Street in St. Joseph, Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction loan of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (principal balance at December 31, 1998 of $12,853), and a CDBG grant of $38,500. A portion of the construction loan was paid through a line of credit extended by another lender ($478,174 principal outstanding at December 31, 1998) which bears interest at the prime rate (8% and 9.5% at December 31, 1998 and 1997, respectively) and is due October 2008. This loan is personally guaranteed by an affiliate of the Registrant's co-general partner. On October 30, 1995, the balance of the construction loan was repaid with two new loans, one for $850,000 and the other for $200,000. The first loan bears interest at 9% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. At December 31, 1998, there was $793,883 outstanding on the loan. The second loan had an interest rate of 8.75% and was due in March 1996. It was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's co-general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The CDBG loan bears interest at 1% and both principal and interest are payable monthly until September 2000.

                       The  property  is  managed  by  an  independent
property management firm. As of December 31, 1998, 57 of the 60 apartment units were under lease (95%), with monthly rents ranging from $210 to $350. All leases are renewable, one-year leases. The occupancy rate was 99% for 1997, 98% for 1996, 92% for 1995 and 87% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $4,359,173 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $758 which is based on an assessed value of $8,450 taxed at a rate of $89.70 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in BAGP for an aggregate cash contribution of $1,400,000. BAGP subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 and the other for $201,500 (principal balance of $191,824 at December 31, 1998). The first loan bore interest at 8.25%, with monthly principal and interest payments based on a 30-year amortization schedule, principal due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. The first loan was refinanced in November 1998. The new loan was for $3,100,000 (principal balance of $3,100,000 at December 31, 1998), bears interest at 6.775%, is payable in monthly payments of principal and interest in the amount of $20,158 and is due in November 2008. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 1998) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner.

                The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 1998, 65 units are under lease (96%) with rents ranging from $500 to $2,150. All leases are renewable, one-year leases. The occupancy rate was 94% for 1997, 95% for 1996, 100% for 1995 and 93% for 1994.
The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $3,381,856 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $11,677 which is based on an assessed value of $65,700 taxed at a rate of $17.773 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d. Kensington Tower ("Hill Hotel")- consists of a 65 unit low income housing facility and 3,550 square feet of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 1998 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 1998 of $168,338) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $515,375 at December 31, 1998), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

                    The property is managed by an independent property management firm. As of December 31, 1998, 61 units are under lease (94%) with monthly rents ranging from $300 to $445. All leases are renewable, one-year leases. The occupancy rate was 97% for 1997, 94% for 1996, 94% for 1995 and 89% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a federal tax basis of $5,323,340, and is depreciated using the straight-line method of depreciation with a useful life of
27.5 years. The annual real estate taxes are $52,934 which is based on an assessed value of $2,045,900 taxed at a rate of $25.873 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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
Stockholder Matters

                a.   There is no established public trading market for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 175 units of record were sold or exchanged in 1998.

                b. As of December 31, 1998, there were 1,719 record holders of Units.

                c. Registrant has not declared any cash dividends in 1998 or 1997.
Item 6.        Selected Financial Data

                The following selected financial data are for the five years ended December 31, 1998. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                          1998       1997       1996        1995       1994

Rental income         $  738,997 $  725,798 $  713,215  $  829,061  $1,271,400
Interest income            2,358          0      1,742       1,591       1,851
Net loss                 632,754    198,574    708,659   1,482,456   3,782,580
Net loss per Unit          35.12      11.02      39.33       82.28      209.97
Total assets (net of
depreciation and
amortization)          9,120,351  9,570,778  9,929,110  10,194,943  15,894,832
Debt obligations       3,488,821  3,521,250  3,605,963   3,858,348   7,184,570

Note:   See  Part II, Item 7.2 Results of Operations  for a discussion
of   factors  which  materially  affect  the  comparability   of   the
information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                     As of December 31, 1998, Registrant had total unrestricted cash of $8,615. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $116,295 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                    During 1998, the Registrant incurred a net loss of $632,754 ($35.12 per limited partnership unit), compared to a net loss of $198,574 ($11.02 per limited partnership unit) in 1997, and a net loss of $708,659 ($39.33 per limited partnership unit) in 1996.

                     Rental income increased from $713,215 in 1996 to $725,798 in 1997 to $738,997 in 1998. The increase from 1997 to 1998 is due to an increase in the average rental rates at Robidoux partially offset by a decrease in the average occupancy at Flint Goodridge (95% to 90%). The increase from 1996 to 1997 is due to an increase of rental income at Flint Goodridge and Robidoux Apartments due to an increase in average occupancy (92% to 95%) and (98% to 99%), respectively.

                    Other income increased from $0 in 1996 to $411,632 in 1997 and decreased to $0 in 1998 due to the sale of interest in Robidoux Redevelopment Joint Venture, as referred to in "Liquidity", above.

                    Operating expenses decreased from $426,718 in 1996 to $363,624 in 1997 and increased to $405,012 in 1998. The increase from 1997 to 1998 is due to an increase in maintenance expense at both Flint Goodridge and Robidoux and an increase in wages and salaries at Robidoux. Maintenance expense at Flint Goodridge increased due to deferred maintenance performed in 1998. Maintenance and wages and salaries increased due to a change in the property's management company. The decrease from 1996 to 1997 is the result of a decrease in insurance expense at Robidoux, partially offset by an increase in maintenance, salaries and wages expense at Robidoux, and an increase in maintenance and utilities at Flint Goodridge. Insurance expense decreased at Robidoux due to a decrease in premiums. Maintenance and salaries and wages expense increased at Robidoux due to higher average occupancy rates (98% to 99%), as well a change in the property's management company. Maintenance and utilities expense increased at Flint Goodridge due to higher average occupancy rates (92% to 95%).

                     Interest expense decreased from $355,222 in 1996 to $344,941 in 1997 to $343,902 in 1998. The decrease from 1996 to
1997 is the result of a decrease in interest expense at Robidoux due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996.

                      Depreciation and amortization increased from $426,589 in 1996 to $428,374 in 1997 to $431,559 in 1998. The
increase from 1996 to 1997 and 1998 to 1998 is the result of an increase in depreciation expense at Robidoux due to depreciation of capital improvements made at the property.

                     During the year, losses of $383,000 were incurred at Registrant's properties compared to a loss of $355,000 in 1997 and a loss of $363,000 in 1996. A discussion of individual property operations/activities follows:

                     In 1998, Registrant sustained a loss of $182,000 at Flint-Goodridge including $205,000 of depreciation and amortization expense compared to a loss of $173,000 including $206,000 of depreciation and amortization expense in 1997 and a loss of $174,000 including $213,000 of depreciation and amortization expense in 1996. Since Flint-Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The increase in the loss from 1997 to 1998 is due to a decrease in rental income due to a decrease in the average occupancy (95% to 90%) combined with an increase in maintenance expense. Maintenance expense increased due to deferred maintenance performed in 1998. The decrease in the loss from 1996 to 1997 is due to an increase in rental income as a result of an increase in average occupancy (92% to 95%), partially offset by an increase in maintenance and utilities expense. Maintenance and utilities expense increased due to the increase in average occupancy.

                    In 1998, Registrant incurred a loss of $201,000 at Robidoux including $181,000 of depreciation and amortization expense compared to a loss of $182,000 including $177,000 of depreciation and amortization expense in 1997 and a loss of $189,000 including $175,000 of depreciation and amortization expense in 1996. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The increase in the loss from 1997 to 1998 is mainly the result of an increase in maintenance and wages and salaries expense partially offset by an increase in rental income due to an increase in the average rental rates. Maintenance and wages and salaries expense increased due to a change in the property's management company. The decrease in the loss from from 1996 to 1997 is due to an increase in rental income combined with a decrease in interest expense and insurance expense, partially offset by an increase in maintenance, salaries and wages, and depreciation expense. Rental income increased due to an increase in average occupancy (98% to 99%), and interest expense decreased as a result of a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996. Insurance expense decreased due to a decrease in premiums. Maintenance and salaries and wages expense increased as a result of the increase in average occupancy, and depreciation expense increased due to depreciation of capital improvements made at the property.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In 1998, the Bakery Apartments incurred a loss of $184,000 including $239,000 of depreciation and amoritization expense compared to a loss of $190,000 including $223,000 of depreciation and amortization expense in 1997 and a loss of $211,000 including $236,000 of depreciation and amortization expense in 1996. The Registrant expects that full occupancy and positive cash flow will continue throughout 1998.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In 1998, Registrant incurred a loss of $28,000 compared to a loss of $33,000 in 1997, and a loss of $49,000 in 1996. The decrease in the loss from 1997 to 1998 and from 1997 to 1996 is due an increase in rental income resulting from higher average rental rates, as well as a decrease in operating expenses due to efficiencies achieved at the property.

Item7A.        Quantitative and Qualitative Disclosures about  Market
               Risk

               Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $3,478,899 and $3,693,456 as of December 31, 1998 and 1997, respectively, and total revenues of $531,335 and $534,241, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 26 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 22, 1999

                     Independent Auditor's Report


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10,1999, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated February 10,1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 1999

                     Independent Auditor's Report

To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 1999

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

       Consolidated Balance Sheets at December 31, 1998 and 1997      15

       Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997, and 1996                              16

       Consolidated Statements of Changes in Partners' Equity for
       the Years Ended December 31, 1998, 1997, and 1996              17

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997, and 1996                              18

       Notes to consolidated financial statements                    19-24

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation          26

       Notes to Schedule XI                                            27




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                      1998              1997
Rental properties at cost:
       Land                                      $    35,469       $    35,469
       Buildings and improvements                 10,562,083        10,544,063
                                                  ----------        ----------
                                                  10,597,552        10,579,532
       Less - accumulated depreciation            (3,676,865)       (3,250,162)
                                                  ----------        ----------
                                                   6,920,687         7,329,370

Cash and cash equivalents                              8,615            92,375
Restricted cash                                      116,295            43,304
Investment in affiliate                            1,383,270         1,410,917
Other assets (net of accumulated
       amortization of $108,361 and $103,505)        691,484           694,812
                                                  ----------        ----------
             Total                               $ 9,120,351       $ 9,570,778
                                                  ==========        ==========
                                 Liabilities and Partners' Equity

Liabilities:
       Debt obligations                          $ 3,488,821       $ 3,521,250

       Accounts payable:
             Trade                                   812,313           738,030
             Related parties                         530,957           380,143
       Interest payable                               33,886            38,388
       Tenant security deposits                       26,595            30,422
                                                  ----------        ----------
             Total liabilities                     4,892,571         4,708,233
                                                  ----------        ----------
Minority interests                                   246,427           248,438
                                                  ----------        ----------
Partners' equity                                   3,981,353         4,614,107
                                                  ----------        ----------
             Total                               $ 9,120,351       $ 9,570,778
                                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996


                                               1998         1997          1996

Revenues:
       Rental income                       $  738,997   $  725,798  $  713,215
       Other income                                 0      411,632           0
       Interest income                          2,358            0       1,742
                                            ---------    ---------   ---------
             Total revenues                   741,355    1,137,430     714,957
                                            ---------    ---------   ---------
Costs and expenses:
       Rental operations                      405,012      363,624     426,718
       General and administrative             168,000      168,000     168,000
       Interest                               343,902      344,941     355,222
       Depreciation and amortization          431,559      428,374     426,589
                                            ---------    ---------   ---------
             Total costs and expenses       1,348,473    1,304,939   1,376,529
                                            ---------    ---------   ---------
Loss before minority interests and
   equity in affiliate                       (607,118)    (167,509)   (661,572)
Minority interests' portion of loss             2,011        1,824       1,886
Equity in net loss of affiliate               (27,647)     (32,889)    (48,973)
                                            ---------    ---------   ---------
Net loss                                  ($  632,754) ($  198,574)($  708,659)
                                            =========    =========   =========
Net loss per limited partnership unit:
       Loss before minority interests and
          equity in affiliate             ($    33.70) ($     9.30)($    36.71)
       Minority interests                         .11          .10         .10
       Equity in net loss of affiliate          (1.53)       (1.82)      (2.72)
                                            ---------    ---------   ---------
                                          ($    35.12) ($    11.02)($    39.33)
                                            =========    =========   =========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                            Dover
                                           Historic
                                           Advisors    Limited
                                            VII (1)  Partners (2)      Total

Percentage participation in profit or loss     1%         99%           100%

Balance at December 31, 1995                $465,719   $5,055,621   $5,521,340
Net loss                                      (7,087)    (701,572)    (708,659)
                                             -------    ---------    ---------
Balance at December 31, 1996                 458,632    4,354,049    4,812,681
Net loss                                      (1,986)    (196,588)    (198,574)
                                             -------    ---------    ---------
Balance at December 31, 1997                 456,646    4,157,461    4,614,107
Net loss                                      (6,328)    (626,426)    (632,754)
                                             -------    ---------    ---------
Balance at December 31, 1998                $450,318   $3,531,035   $3,981,353
                                             =======    =========    =========


  (1)    General Partner.

  (2) 17,839 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                                    1998      1997       1996

Cash flows from operating activities:
Net loss                                         ($632,754)($198,574)($708,659)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
Depreciation and amortization                      431,559   428,374   426,589
Equity in loss of affiliate                         27,647    32,889    48,973
Changes in assets and liabilities:
   (Increase) decrease in restricted cash          (72,991)   51,454    (6,849)
   Increase in other assets                         (1,528) (105,122) (162,905)
   Increase (decrease) in accounts payable - trade  74,283   (62,343)  419,510
   Increase in accounts payable - related parties  150,814    19,797   254,977
   Decrease in interest payable                     (4,502)   (2,243)  (12,491)
   (Decrease) increase in tenant security deposits  (3,827)    3,070     3,599
   (Decrease) increase in other liabilities              0   (31,502)   31,502
                                                   -------   -------   -------
   Net cash (used in) provided by operating        (31,300)  135,800   294,246
     activities                                    -------   -------   -------
Cash flows from investing activities:
  Purchase of rental property and improvements     (18,020)  (23,527)   (3,278)
                                                   -------   -------   -------
  Net cash used in investing activities            (18,020)  (23,527)   (3,278)
                                                   -------   -------   -------
Cash flows from financing activities:
  Principal payments                               (32,429)  (84,713) (252,385)
  Minority interest                                 (2,011)   (1,824)   (1,886)
                                                   -------   -------   -------
   Net cash used in financing activities           (34,440)  (86,537) (254,271)
                                                   -------   -------   -------
Net (decrease) increase in cash and cash           (83,760)   25,736    36,697
equivalents

Cash and cash equivalents at beginning of year      92,375    66,639    29,942
                                                   -------   -------   -------
Cash and cash equivalents at end of year          $  8,615  $ 92,375  $ 66,639
                                                   =======   =======   =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest         $348,404  $347,184  $379,053


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

3.     Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 1998, 1997, and 1996).

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

10.    Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE E - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                              December 31,
                                                           1998        1997
Mortgage payable, interest at 10%; payable in monthly   $2,204,627  $2,232,457
installments of principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property

Note payable, interest at 9%; principal and interest       793,883     813,408
payments of $7,648 due monthly; with maturity at October 2005; collateralized by related rental property


Note payable, interest only at the prime rate (effective   477,458     454,923
rate of 8% and 9.5% at December 31, 1998 and 1997, respectively); payable in monthly payments of principal of $5,300 and interest; remaining principal balance due
October 2008; collateralized by related rental property (A)

Note payable, interest at 1%; principal and interest
payments of $648 due monthly; remaining principal due
September 2000; collateralized by related rental property   12,853      20,462
                                                         ---------   ---------
                                                        $3,488,821  $3,521,250
                                                         =========   =========

(A) This note payable is personally guaranteed by an affiliate of the Registrant's co-general partner.

Maturities of debt obligations at December 31, 1998, are as follows:

               Year Ending December 31,

                          1999                   $   89,384
                          2000                      509,953
                          2001                       62,844
                          2002                       69,148
                          2003                       76,087
                          Thereafter              2,681,405
                                                  ---------
                                                 $3,488,821
                                                  =========
NOTE F - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is $455,345 and $380,143 at December 31, 1998 and 1997, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $48,269 and $48,819 at December 31, 1998 and 1997, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

In June 1998, the General Partner advanced the Partnership $27,343 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation follows:

                                               For the Years Ended December 31,
                                                1998        1997        1996
                                               ------      ------      ------
Net loss - book                            ($  632,754) ($ 198,574) ($ 708,659)
Other income                                         0    (411,632)          0
Loss on donation                                     0           0    (325,907)
Other timing differences                             0           0         370
Minority interest                              138,002     134,243      16,651
Excess of book over tax depreciation           168,344     161,981     163,237
                                             ---------   ---------   ---------
Net income (loss) - tax                    ($  326,408)($  313,982)($  854,308)
                                             =========   =========   ==========

Partners' equity - book                     $3,981,353  $4,614,107  $4,812,681
Distribution to limited partners                33,861      33,861      33,861
Costs of issuance                            2,288,270   2,288,270   2,288,270
Basis reduction due to Investment Tax Credit(3,790,041) (3,790,041  (3,790,041)
Cumulative tax under book loss               3,623,995   3,317,649   3,432,945
Capital contributions                         (641,684)   (641,684)   (641,684)
                                             ---------   ---------   ---------
Partner's equity - tax                      $5,495,754  $5,822,162  $6,136,032
                                             =========   =========   =========

                       SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS VII
                              (a limited partnership)

              SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                               Initial Cost to        Costs
                                 Partnership       Capitalized
                                     (b)           Subsequent
                                                       to
                                                   Acquisition

                                        Buildings
                                           and
Description (a) Encumbrances  Land (b)  Improvements Improvements
                   (d)

93 unit
apartments
in New Orleans, LA  $2,204,627    $17,182  $4,667,050    $988,444

60 unit
apartments in
St. Joseph, MO       1,284,194      1,500   2,482,287   2,304,579

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA        -          16,787     101,703           0
                     ---------     ------   ---------   ---------
                    $3,488,821    $35,469  $7,251,040  $3,293,023
                     =========     ======   =========   =========
                 Gross Amount at which
                Carried at December 31,
                         1998

                            Buildings              Accumulated
                               and                 Depreciation Date of  Date
Description (a)  Land (b)  Improvements  Total )    (c) (e)      Const  Acquired
                                          (b)(c)

93 unit
apartments
in New Orleans, LA $17,182  $5,655,494  $5,672,676  $2,046,188    1989     7/89

60 unit
apartments in
St. Joseph, MO       1,500   4,804,886   4,806,386   1,594,063    1989     9/89

12,247 square
feet of
residential
and commercial
space in
Philadelphia,PA     16,787     101,703     118,490      36,614     (a)     2/90
                    ------  ----------  ----------   ---------
                   $35,469 $10,562,083 $10,597,552  $3,676,865
                    ======  ==========  ==========   =========

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1998

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 1998, for Federal income tax purposes was approximately $8,441,989 The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)    Reconciliation of real estate:

                                           1998          1997          1996
Balance at beginning of year           $10,579,532   $10,556,005   $10,552,727
Additions during this year:
   Improvements                             18,020        23,527         3,278
                                        ----------    ----------    ----------
Balance at end of year                 $10,597,552   $10,579,532   $10,556,005
                                        ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                           1998          1997          1996
Balance at beginning of year            $3,250,162    $2,826,761    $2,405,790
Depreciation expense for the year          426,703       423,401       420,971
                                         ---------     ---------     ---------
Balance at end of year                  $3,676,865    $3,250,162    $2,826,761
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VII (DoHA-VII), a Pennsylvania general partnership. The partners of DoHA-VII are as follows:

Name              Age        Position           Term of Office    Period Served

SWDHA, Inc.        --        Partner in DoHA-   No fixed term     Since May 1997
                             VI

EPK, Inc.          --        Partner in DoHA-   No fixed term     Since May 1997
                             VI

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

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant paid no cash compensation to DoHA-VII, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1996 through 1998.

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

                                PART IV

Item 14. (A)   Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

               1.   Financial Statements:

                    a. Consolidated Balance Sheets at December 31, 1998
                       and 1997.

                    b. Consolidated Statements of Operations for the Years
                       Ended December 31, 1998, 1997 and 1996.

                    c. Consolidated Statements  of  Changes in Partners' Equity
                       for  the Years Ended December 31, 1998, 1997 and 1996.

                    d. Consolidated Statements of Cash Flows for the Years
                       Ended December 31, 1998, 1997 and 1996.

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

                           21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                    (b) Reports on Form 8-K:

                        No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                    (c) Exhibits:

                        See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIVERSIFIED HISTORIC INVESTORS VII
Date: April 26, 1999           By: Dover Historic Advisors, VII General Partner
      ---------------
                                   By: EPK, Inc., Partner

                                       By: /s/ Spencer Wertheimer
                                           ----------------------
                                           SPENCER WERTHEIMER
                                           President and Treasurer

                                       By: /s/ Michele F. Rudoi
                                           ----------------------
                                           MICHELE F. RUDOI,
                                           Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                        Capacity               Date

DOVER HISTORIC ADVISORS VII               General Partner

By: EPK, Inc., Partner

    By:  /s/ Spencer Wertheimer                              April 26, 1999
         ------------------------                            --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                April 26, 1999
         ------------------------                            --------------
         MICHELE F. RUDOI,
         Assistant Secretary