Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 1999-06-09
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $34,302. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999 Registrant had restricted cash of $85,366 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Any  capital  expenditures needed  are  generally
replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future, and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. With respect to Northern Liberty, any development of the remaining lots and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding and does not anticipate being able to do so. While the Registrant will be seeking to sell this property, the Registrant does not believe that there is an active market for properties of this sort and accordingly, there can be no assurance that the property can be sold at a price acceptable to the Registrant.

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a loss of $125,494 ($6.96 per limited partnership unit) compared to $150,494 ($8.35 per limited partnership unit) for the same period in 1998.

                     Rental income increased $10,707 from $176,925 in the first quarter of 1998 to $187,632 in the same period in 1999. The increase in rental income is the result of an increase in the average occupancy (89% to 95%) at Flint Goodridge and Robidoux (91% to 100%).

                    Expenses for rental operations decreased by $8,154 from $89,160 in the first quarter of 1998 to $81,006 in the same period in 1999 due to a decrease in maintenance and salaries and wages expense at Flint Goodridge and a decrease in maintenance expense at Robidoux due to a decrease in the turnover of apartment units. At Flint Goodridge, maintenance decreased due to deferred maintenance performed in the first quarter of 1998 that did not recur in the first quarter of 1999, and salaries and wages expense decreased due to a decrease in the overtime hours needed at the property.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $63,000, compared to a loss of approximately $93,000 for the same period in 1998.

                    In the first quarter of 1999 Registrant incurred a loss of $36,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $52,000 in the first quarter of 1998 including $52,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 1998 to the same quarter of 1999 is the result of an increase in rental income combined with a decrease in maintenance and salaries and wages expense. Rental income increased due to an increase in the average occupancy (89% to 95%). Maintenance expense decreased due to deferred maintenance performed in the first quarter of 1998 that did not recur in the first quarter of 1999, and salaries and wages expense decreased due to a decrease in the overtime hours needed at the property.

                    In the first quarter of 1999 Registrant incurred a loss of $27,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $41,000 including $ 44,000 of depreciation and amortization expense in the first quarter of 1998. The decrease in the loss from the first quarter of 1998 to the same quarter of 1999 is the result of an increase in rental income combined with a decrease in maintenance expense. Rental income increased due to an increase in the average occupancy (91% to 100%). Maintenance expense decreased due to a lower turnover of apartment units.

                    Summary of Minority Interest Investments

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 1999, Registrant incurred a loss of $8,000 compared to a loss of $4,000 in the same period of 1998. The increased loss from the first quarter of 1998 to the same period in 1999 is due to an overall increase in operating expenses.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          March 31, 1999       December 31, 1998
                                             (Unaudited)
Rental properties, at cost:
Land                                       $    35,469             $    35,469
Buildings and improvements                  10,562,648              10,562,083
                                            ----------              ----------
                                            10,598,117              10,597,552
Less - accumulated depreciatio              (3,783,992)             (3,676,865)
                                            ----------              ----------
                                             6,814,125               6,920,687

Cash and cash equivalents                       34,302                   8,615
Restricted cash                                 85,366                 116,295
Investment in affiliate                      1,375,519               1,383,270
Other  assets  (net  of  amortization   of
$109,575  and $108,361 at March  31,  1999
and December 31, 1998, respectively)           694,971                 691,484
                                            ----------              ----------
       Total                               $ 9,004,283             $ 9,120,351
                                            ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $ 3,475,072             $ 3,488,821
Accounts payable:
       Trade                                   845,417                 812,312
       Related parties                         523,649                 530,957
Interest payable                                32,159                  33,886
Tenant security deposits                        25,970                  26,595
                                            ----------              ----------
       Total liabilities                     4,902,267               4,892,571
                                            ----------              ----------
Minority interests                             246,156                 246,427

Partners' equity                             3,855,860               3,981,353
                                            ----------              ----------
       Total                               $ 9,004,283             $ 9,120,351
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                           Three months             Three months
                                              Ended                     Ended
                                             March 31,                March 31,
                                               1999                      1998
Revenues:
Rental income                                $187,632                 $176,925
                                              -------                  -------
       Total revenues                         187,632                  176,925
                                              -------                  -------
Costs and expenses:
Rental operations                              81,006                   89,160
General and administrative                     42,000                   42,000
Interest                                       74,300                   85,305
Depreciation and amortization                 108,340                  107,094
                                              -------                  -------
       Total costs and expenses               305,646                  323,559
                                              -------                  -------
Loss  before minority interests and equity
in affiliate                                 (118,014)                (146,634)
Minority interests' portion of loss               271                      410
Equity in net loss of affiliate                (7,751)                  (4,259)
                                              -------                  -------
Net loss                                    ($125,494)               ($150,483)
                                              =======                  =======

Net loss per limited partnership unit       ($   6.96)               ($   8.35)
                                              =======                  =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            1999        1998
Cash flows from operating activities:
 Net loss                                                ($125,494)  ($150,483)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                             108,340     107,094
 Equity in loss of affiliate                                 7,751       4,259
 Changes in assets and liabilities:
 Decrease (increase) decrease in restricted cash            30,929     (72,006)
 (Increase) decrease in other assets                        (4,699)      5,508
 Increase in accounts payable - trade                       33,105      31,467
 (Decrease) increase in accounts payable - related          (7,308)     30,900
   parties
 Decrease in interest payable                               (1,727)     (1,557)
 Decrease in tenant security deposits                         (625)     (1,827)
                                                           -------    --------
Net cash provided by (used in) operating activities         40,272    (46,645)
                                                           -------    -------
Cash flows from investing activities:
 Capital expenditures                                         (565)    (9,102)
                                                           -------    -------
Net cash used in investing activities                         (565)    (9,102)
                                                           -------    -------
Cash flows from financing activities:
 Principal payments                                        (13,749)   (21,539)
 Minority interest                                            (271)      (410)
                                                           -------    -------
Net cash used in financing activities                      (14,020)   (21,949)
                                                           -------    -------
Increase (decrease) in cash and cash equivalents            25,687    (77,696)

Cash and cash equivalents at beginning of period             8,615     92,375
                                                           -------    -------
Cash and cash equivalents at end of period                $ 34,302   $ 14,679
                                                           =======    =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 9, 1999       DIVERSIFIED HISTORIC INVESTORS VII
       ------------
                          By: Dover Historic Advisors VII, Inc., General Partner

                              By: EPK, Inc., Partner


                                  By: /s/ Spencer Wertheimer
                                      -----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer