Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1999-09-02
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Nine Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Nine Months Ended June 30, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1999, Registrant had cash of $14,277. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $89,602 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet their debt service requirements and the properties (or its interests therein) are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberty, any development of the remaining lot will require additional funding of capital. The Registrant has not identified any sources for this funding, and does not anticipate being able to identify any such sources for the foreseeable future.

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

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant incurred a net loss of $175,301 ($9.73 per limited partnership unit) compared to a net loss of $150,454 ($8.35 per limited partnership unit) for the same period in 1998. For the first six months of 1998, the Registrant incurred a net loss of $300,792 ($16.69 per limited partnership unit) compared to income of $300,938 ($16.70 per limited partnership unit) for the same period in 1998.

                     Rental income decreased $13,900 from $191,070 in the second quarter of 1998 to $177,170 in the same period in 1999.
The decrease was due to a decrease in the average occupancy at Flint Goodridge Apartments (97% to 93%).

                     Rental income decreased $3,193 from $367,995 for the first six months of 1998 to $364,802 for the same period in 1999. The decrease is due to a decrease in the average occupancy (98% to 92%) at Flint Goodridge partially offset by an increase at Robidoux Apartments due to an increase in the average rental rates.

                    Expenses for rental operations decreased by $3,111 from $100,837 in the second quarter of 1998 to $97,726 in the same period in 1999 due to a decrease in wages and salaries at Robidoux due to a change in management company partially offset by an increase in maintenance expense due to the recarpeting and painting of several units at Flint Goodridge.

                      Expenses for rental operations decreased by $11,266 from $189,998 for the first six months of 1998 to $178,732 for the same period in 1999 due to a decrease in management fees, utilities, and wages as a result of the decrease in the average occupancy at Flint Goodridge.

                     Losses incurred during the second quarter at the Registrant's properties amounted to $113,000, compared to a loss of approximately $92,000 for the same period in 1998. For the first six months of 1999 the Registrant's properties recognized a loss of $176,000 compared to a loss of approximately $186,000 for the same period in 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $50,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $33,000, including $52,000 of depreciation and amortization expense for the same period in 1998. The increase in the loss from the second quarter of 1998 to the same period in 1999 is the result of a decrease in rental income due to a decrease in the average occupancy (97% to 93%) combined with an increase in maintenance expense due to the recarpeting and painting of several units.

                     For the first six months of 1999, Registrant incurred a loss of $86,000 at Flint Goodridge including $103,000 of depreciation and amortization expense, compared to a loss of $86,000, including $103,000 of depreciation and amortization expense for the same period in 1998. Even though there was no significant amount change during the first six months of 1999 at Flint Goodridge, rental income decreased due to a decrease in the average occupancy (98% to 92%). As a result of the decrease in the average occupancy, there was a decrease in wages, utilities and management fees.

                    In the second quarter of 1999, Registrant incurred a loss of $63,000 at Robidoux, including $44,000 of depreciation and amortization expense, compared to a loss of $59,000 including $44,000 of depreciation and amortization expense in the second quarter of 1998. The increase in the loss for the second quarter of 1999 from the same period in 1998 is due to an increase in interest expense due to an increase in the principal balance of the notes partially offset by a decrease in wages and salaries expense due to a change in the management company.

                     For the first six months of 1999, incurred a loss of $90,000 at Robidoux, including $92,000 of depreciation and amortization expense, compared to a loss of $100,000, including $89,000 of depreciation and amortization expense for the same period in 1998. The decrease in the losses for the first six months of 1999 as compared to the first six months of 1998 is mainly due to an increase in rental income due to an increase in the average rental rates.

                    Summary of Minority Interest Investments

                     The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1999, the Bakery Apartments incurred a loss of $19,000 including $50,000 of depreciation and amortization expense compared to a loss of $40,000 including $55,000 of depreciation and amortization expense for the same period in 1998 and for the first six months of 1999, incurred a loss of $36,000, including $101,000 of depreciation and amortization expense compared to a loss of $81,000, including $111,000 of depreciation and amortization expense for the same period in 1998. The decrease in the losses from the second quarter and first six months of 1998 to the same periods in 1999 was due to an increase in rental income due to an increase in average rental rates, combined with a decrease in interest, amortization and wages and salaries expense partially offset by an increase in maintenance expense. Interest expense decreased as a result of a reduction in the interest rate due to the refinancing of the first mortgage in December 1998. Amortization expense decreased due to loan costs becoming fully amortized. Wages and salaries expense decreased due to the replacement of employees with a contracted security service. Maintenance expense increased due to the painting and recarpeting of several apartment units.

                      The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 1999, Registrant incurred a loss of $9,000 compared to a loss of $6,000 for the same period of 1998. For the first six months of 1999, Registrant incurred a loss of $17,000 at Kensington Tower compared to a loss of $10,000 for the same period of 1998. The increase in the loss from the second quarter and first six months of 1998 to the same periods in 1999 is due to a decrease in rental income due to a decrease in the average rental rates.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)
                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        June 30, 1999         December 31, 1998
                                          (Unaudited)
Rental properties, at cost:
Land                                      $    35,469             $    35,469
Buildings and improvements                 10,571,860              10,562,083
                                           ----------              ----------
                                           10,607,329              10,597,552
Less - Accumulated depreciation            (3,891,118)             (3,676,865)
                                           ----------              ----------
                                            6,716,211               6,920,687

Cash and cash equivalents                      14,277                   8,615
Restricted cash                                89,602                 116,295
Investment in affiliate                     1,366,645               1,383,270
Other  assets  (net  of  amortization   of
$110,789 and $108,361 at June 30, 1999 and
December 31, 1998, respectively)              687,227                 691,484
                                           ----------              ----------
       Total                              $ 8,873,962             $ 9,120,351
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $ 3,461,476             $ 3,488,821
Accounts payable:
       Trade                                  885,430                 812,312
       Related parties                        528,285                 530,957
Interest payable                               46,522                  33,886
Tenant security deposits                       26,161                  26,595
                                           ----------              ----------
       Total liabilities                    4,947,874               4,892,571
                                           ----------              ----------
Minority interests                            245,527                 246,427
                                           ----------              ----------
Partners' equity                            3,680,561               3,981,353
                                           ----------              ----------
       Total                              $ 8,873,962             $ 9,120,351
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                     Three months              Six months
                                     Ended June 30,          Ended June 30,
                                    1999        1998        1999        1998

Revenues:
 Rental income                   $177,170    $191,070    $364,802    $367,995
 Other income                           0           0           0           0
                                  -------     -------     -------     -------
   Total revenues                 177,170     191,070     364,802     367,995
                                  -------     -------     -------     -------
Costs and expenses:
 Rental operations                 97,726     100,837     178,729     189,998
 General and administrative        42,000      42,000      84,000      84,000
 Interest                          96,160      86,216     170,460     171,521
 Depreciation and amortization    108,340     107,093     216,680     214,187
                                  -------     -------     -------     -------
   Total costs and expenses       344,226     336,146     649,869     659,706
                                  -------     -------     -------     -------
Loss before minority interests
and equity in affiliate          (167,056)   (145,076)   (285,067)   (291,711)

Minority interests' portion of loss   629         590         900       1,000

Equity in net loss of affiliate    (8,874)     (5,968)    (16,625)    (10,227)
                                  -------     -------     -------     -------
Net loss                        ($175,301)  ($150,454)  ($300,792)  ($300,938)
                                  =======     =======     =======     =======


Net loss per limited Partnership unit:
 Loss before minority interests
 and equity in affiliate        ($   9.27)  ($   8.05)  ($  15.81)  ($  16.19)
 Minority interests                   .03         .03         .05         .06
 Equity in net loss of affiliate     (.49)       (.33)       (.93)       (.57)
                                  -------     -------     -------     -------
                                ($   9.73)  ($   8.35)  ($  16.69)  ($  16.70)
                                  =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                          Six months ended
                                                             June 30,
                                                         1999        1998
Cash flows from operating activities:
 Net loss                                             ($300,792)   ($300,938)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                          216,680      214,187
 Equity in loss of affiliate                             16,625       10,227
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                  26,693      (74,372)
 Decrease in other assets                                 1,829        4,483
 Increase in accounts payable - trade                    73,118       71,772
 (Decrease) increase in accounts payable related parties (2,672)      59,000
 Increase (decrease) in interest payable                 12,636       (2,831)
 Decrease in tenant security deposits                      (433)      (1,539)
                                                        -------      -------
Net cash provided by (used in) operating activities      43,684      (20,011)
                                                        -------      -------
Cash flows from investing activities:
 Capital expenditures                                    (9,777)     (10,321)
                                                        -------      -------
Net cash used in investing activities                    (9,777)     (10,321)
                                                        -------      -------
Cash flows from financing activities:
 Principal payments                                     (27,345)     (43,342)
 Minority interest                                         (900)      (1,000)
                                                        -------      -------
Net cash used in financing activities                   (28,245)     (44,342)
                                                        -------      -------
Increase (decrease) increase in cash and cash equivalents 5,662      (74,674)

Cash and cash equivalents at beginning of period          8,615       92,375
                                                        -------      -------
Cash and cash equivalents at end of period             $ 14,277     $ 17,701
                                                        =======      =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 2, 1999      DIVERSIFIED HISTORIC INVESTORS VII
       -----------------
                              By: Dover Historic Advisors, VII, General Partner

                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                          -----------------------
                                          SPENCER WERTHEIMER
                                          President and Treasurer