Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 1999-12-21
CIK 845029

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, DC.  20549

                       FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                               ------------------------
                          or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number          33-26385
                       --------------------------------
           DIVERSIFIED HISTORIC INVESTORS VII
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Pennsylvania                          23-2539694
-------------------------------        ----------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization
Identification No.)

       1609 Walnut Street, Philadelphia, PA   19103
------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800

                          N/A
-------------------------------------------------------
(Former name, former address and former fiscal year, if
              changed since last report)

Indicate by check mark whether the Registrant  (1)  has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding  12 months (or for such shorter  period  that
the  Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements  for
the past 90 days.    Yes  X     No

            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30,
        1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three
        Months and Nine Months Ended September 30,
        1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Nine
        Months Ended September 30, 1999 and 1998
        (unaudited)
        Notes to Consolidated Financial Statements
        (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of September 30, 1999, Registrant had
cash of $5,029.  Such funds are expected to be used  to
pay  the  liabilities of Registrant, and to  fund  cash
deficits  of  the  properties.   Cash  generated   from
operations is used primarily to fund operating expenses
and   debt  service.   If  cash  flow  proves   to   be
insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 1999, Registrant had restricted cash of $80,882 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During   the  third  quarter  of   1999,
Registrant  incurred a net loss of $161,165 ($8.95  per
limited  partnership unit) compared to a  net  loss  of
$155,433 ($8.63 per limited partnership unit)  for  the
same  period  in  1998.  For the first nine  months  of
1999,  the  Registrant incurred a net loss of  $461,957
($25.64 per limited partnership unit) compared to a loss of $456,371 ($25.33 per limited partnership unit) for the same period in 1998.

               Rental  income  decreased  $6,026   from
$187,444  in  the third quarter of 1998 to $181,418  in
the  same  period  in  1999 and decreased  $9,219  from
$555,439  for the first nine months of 1998 to $546,220
for  the  same period in 1999.  The decreases  for  the
third  quarter and the first nine months of  1999  from
the  same periods in 1998 were due to a decrease in the
rental  income at Flint Goodridge Apartments  partially
offset  by  an increase at Robidoux.  The  decrease  at
Flint  Goodridge is due to a decrease  in  the  average
occupancy (98% to 93%) for the third quarter  and  (97%
to 95%) for the nine months. The increase at Robidoux is due to an increase in the average rental rates of the apartment units.

              Expenses  for rental operations increased
by  $2,718 from $98,939 in the third quarter of 1998 to
$101,657  in  the same period in 1999 and decreased  by
$8,551 from $288,937 for the first nine months of  1998
to $280,386 for the same period in 1999. The increase for the first nine months of 1998 from the same period in 1999 is due to an increase in the maintenance expense at Flint Goodridge Apartments due to deferred maintenance performed in the first nine months of 1998, which did not recur in 1999.

              Losses  incurred during the third quarter
at  the  Registrant's properties amounted to  $101,000,
compared  to  a loss of approximately $90,000  for  the
same period in 1998.  For the first nine months of 1999
the  Registrant's  properties  recognized  a  loss   of
$277,000  compared to a loss of approximately  $276,000
for the same period in 1998.

              In  the third quarter of 1999, Registrant
incurred a loss of $58,000 at Flint Goodridge including
$51,000   of  depreciation  and  amortization  expense,
compared  to  a loss of $44,000, including  $52,000  of
depreciation  and  amortization expense  for  the  same
period  in  1998.  For the first nine months  of  1999,
Registrant  incurred  a  loss  of  $144,000   including
$154,000  of  depreciation  and  amortization  expense,
compared  to a loss of $130,000, including $155,000  of
depreciation  and  amortization expense  for  the  same
period  in  1998.  The increase in the  loss  from  the
third quarter and the first nine months of 1998 to  the
same periods in 1999 is mainly the result of a decrease
in  rental  income  due to a decrease  in  the  average
occupancy (98% to 93%) for the third quarter  and  (97%
to  95%)  for  the nine months partially  offset  by  a
decrease   in  maintenance  expense  due  to   deferred
maintenance performed in 1998, which did not recur in 1999.

              In  the third quarter of 1999, Registrant
incurred  a  loss  of  $43,000 at  Robidoux,  including
$46,000   of  depreciation  and  amortization  expense,
compared  to  a  loss of $46,000 including  $44,000  of
depreciation  and  amortization expense  in  the  third
quarter  of 1998.  For the first nine months  of  1999,
Registrant  incurred  a  loss  of  $133,000   including
$137,000 of depreciation and amortization expense, compared to a loss of $146,000, including $133,000 of depreciation and amortization expense for the same period in 1998. The decrease in the losses from the third quarter and the first nine months of 1998 to the same periods in 1999 is due to an increase in rental income due to an increase in the average rental rates of the apartment units.

             Summary of Minority Interest Investments

             The Registrant owns a minority interest in
the Bakery Apartments which it accounts for on the cost
method.   The  Registrant does not include the  assets,
liabilities,  income or expenses of the Bakery  in  its
consolidated   financial  statements.   The   following
operating information is provided for the property.  In
the  third  quarter  of  1999,  the  Bakery  Apartments
incurred  a  loss  of  $37,000  including  $66,000   of
depreciation and amortization expense compared to a loss of $37,000 including $56,000 of depreciation and amortization expense for the same period in 1998.
Although there was no overall change in the loss from the third quarter of 1998 to the same period in 1999, there was a decrease in rental income and an increase in amortization expense partially offset by a decrease in maintenance and interest expense. The decrease in rental income and the decrease in maintenance expense are due to a decrease in average occupancy (94% to 89%). Interest expense decreased due to a reduction in the interest rate as a result of a refinancing of the first mortgage in December of 1998. The increase in amortization expense is due to the amortization of additional loan costs incurred in connection with the refinancing.

              For  the  first nine months of 1999,  the
Bakery Apartments incurred a loss of $72,000, including
$167,000  of  depreciation  and  amortization   expense
compared  to a loss of $118,000, including $167,000  of
depreciation  and  amortization expense  for  the  same
period  in  1998.  The decrease in the  loss  from  the
first nine months of 1998 to the same period in 1999 is
due  to  a  decrease in wages and salaries and interest
expense  partially offset by an increase in maintenance
expense  and  a decrease in rental income.   Wages  and
salaries  expense decreased due to the  replacement  of
employees  with contracted security service.   Interest
expense decreased due to a reduction in the interest rate as a result of a refinancing of the first mortgage in December of 1998. Maintenance expense increased due to the painting and recarpeting of several apartment units. The decrease in rental income is due to the decrease in the average occupancy (93% to 90%).

             The Registrant owns a minority interest in
Kensington  Tower which it accounts for on  the  equity
method.  The Registrant does not include the assets  or
liabilities  of  Kensington Tower in  its  consolidated
financial    statements.    The   following   operating
information is provided for the property.  In the third
quarter  of 1999, Registrant incurred a loss of  $6,000
compared  to a loss of $10,000 for the same  period  of
1998.   For  the first nine months of 1999,  Registrant
incurred a loss of $23,000 at Kensington Tower compared to a loss of $20,000 for the same period of 1998. The decrease in the loss from the third quarter of 1998 to the same period in 1999 is due to an increase in rental income due to an increase in the average rental rates of the apartment units. The increase in the loss from the first nine months of 1998 to the same period in 1999 is due an overall increase in the operating expenses of the property.

          DIVERSIFIED HISTORIC INVESTORS VII
         (a Pennsylvania limited partnership)
              CONSOLIDATED BALANCE SHEETS

                        Assets

                          September 30, 1999   December 31, 1998
                                (Unaudited)
Rental properties, at cost:
Land                            $    35,469      $    35,469
Buildings and improvements       10,575,027       10,562,083
                                 ----------       ----------
                                 10,610,496       10,597,552
Less-Accumulated depreciation    (3,998,245)      (3,676,865)
                                 ----------       ----------
                                  6,612,251        6,920,687

Cash and cash equivalents             5,029            8,615
Restricted cash                      80,882          116,295
Investment in affiliate           1,360,507        1,383,270
Other assets (net of amortization
of $112,004 and $108,361
at September 30, 1999
and December 31, 1998,              689,806           691,484
respectively)
                                 ----------        ----------
     Total                      $ 8,748,475       $ 9,120,351
                                 ==========        ==========
           Liabilities and Partners' Equity

Liabilities:
Debt obligations                $ 3,448,501       $ 3,488,821
Accounts payable:
     Trade                          926,765           812,312
     Related parties                527,584           530,957
Interest payable                     55,339            33,886
Tenant security deposits             25,797            26,595
                                 ----------        ----------
     Total liabilities            4,983,986         4,892,571
                                 ----------        ----------
Minority interests                  245,093           246,427
                                 ----------        ----------
Partners' equity                  3,519,396         3,981,353
                                 ----------        ----------
     Total                      $ 8,748,475       $ 9,120,351
                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.

          DIVERSIFIED HISTORIC INVESTORS VII
         (a Pennsylvania limited partnership)

         CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Three Months and Nine Months Ended September
                   30, 1999 and 1998
                      (Unaudited)

                               Three months          Nine months
                           Ended September 30,   Ended September 30,
                             1999     1998          1999    1998

Revenues:
Rental income              $181,418   $187,444   $546,220   $555,439
Other income                      0          0          0          0
                            -------    -------    -------    -------
  Total Revenue             181,418    187,444    546,220    555,439
                            -------    -------    -------    -------
Costs and expenses:
 Rental operations          101,657     98,939    280,386    288,937
 General and adminstrative   42,000     42,000    126,000    126,000
 Interest                    84,882     85,751    255,342    257,272
 Depreciation and           108,340    107,094    325,020    321,281
  amortization              -------    -------    -------    -------

  Total costs and expenses  336,879    333,784    986,748    993,490
                            -------    -------    -------    -------
Loss before minority
interests and equity in    (155,461)  (146,340)  (440,528)  (438,051)
affiliate
Minority interests'             434        459      1,334      1,459
portion of loss
Equity in net loss of
affiliate                    (6,138)    (9,552)   (22,763)   (19,779)
                           --------    -------    -------    -------

Net loss                  ($161,165) ($155,433) ($461,957) ($456,371)
                            =======    =======    =======    =======
Net loss per limited
partnership unit:
Loss before minority
interests and equity in
affiliate                 ($   8.64)  ($  8.12) ($  24.45) ($  24.31)
Minority interests              .02        .02        .07        .08
Equity in net loss of
affiliate                      (.33)      (.53)     (1.26)     (1.10)
                            -------     ------    -------    -------
                          ($   8.95)  ($  8.63) ($  25.64) ($  25.33)
                            =======     ======    =======    =======

The accompanying notes are an integral part of these financial statements.

          DIVERSIFIED HISTORIC INVESTORS VII
         (a Pennsylvania limited partnership)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Nine Months Ended September 30, 1999 and 1998
                      (Unaudited)

                                          Nine months ended
                                            September 30,
                                           1999        1998
Cash flows from operating activities:
 Net loss                               ($461,957)  ($456,371)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Depreciation and amortization            325,020     321,281
 Equity in loss of affiliate               22,763      19,779
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash    35,413     (67,116)
 Increase in other assets                  (1,961)       (647)
 Increase in accounts payable - trade     114,452     109,607
 (Decrease) increase in accounts
  payable related parties                  (3,373)     84,500
 Increase (decrease) in interest           21,453      (4,167)
  payable
 Decrease in tenant security deposits        (798)     (3,003)
 Decrease in other liabilities                  0           0
                                          -------     -------
 Net cash provided by operating            51,012       3,863
  activities                              -------     -------
Cash flows from investing activities:
 Capital expenditures                     (12,944)    (16,394)
                                          -------     -------
Net cash used in investing activities     (12,944)    (16,394)
                                          -------     -------
Cash flows from financing activities:
 Principal payments                       (40,320)    (65,645)
 Minority interest                         (1,334)     (1,459)
                                          -------     -------
Net cash used in financing activities     (41,654)    (67,104)
                                          -------     -------
Decrease in cash and cash equivalents      (3,586)    (79,635)
                                          -------     -------
Cash and cash equivalents at beginning      8,615      92,375
 of period
                                          -------     -------
Cash and cash equivalents at end of      $  5,029    $ 12,740
period                                    =======     =======

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                      SIGNATURES

      Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 21, 1999   DIVERSIFIED HISTORIC INVESTORS VII
       -----------------
                           By: Dover Historic Advisors, VII, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer