Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2000-09-06
CIK 845029

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1999
                         ----------------------------------------------------
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------
Commission file number                         33-26385
                      -------------------------------------------------------

                      DIVERSIFIED HISTORIC INVESTORS VII
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                        23-2539694
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  1609 WALNUT STREET, PHILADELPHIA,  PA  19103
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's  telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  17,839 Units

                     UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.            Yes  X   No
                                                             -----   -----
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

                    PART I

Item 1.   Business

          a. General Development of Business

             Diversified Historic Investors VII
("Registrant") is a limited partnership  formed
in 1988 under Pennsylvania law.  As of December
31,  1999,  Registrant had  outstanding  17,839
units  of  limited  partnership  interest  (the
"Units").

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

               As   of   December   31,   1999,
Registrant  owned interests in five  properties
located  in  Nebraska  (one),  Missouri  (one),
Pennsylvania  (one), and Louisiana  (two).   In
total,  the  properties in which the Registrant
has a controlling interest (Flint-Goodridge and
Robidoux) contain 153 apartment units.   As  of
December 31, 1999, 142 apartment units were under lease at monthly rental rates ranging from $210 to $580. For a further discussion of the properties, see Item 2. Properties.

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

Item 2.      Properties

               As   of   December   31,   1999,
Registrant owned controlling interests  in  two
partnerships  which each own one  property  and
minority    interests   in    two    additional
partnerships  which each own one  property.   A
summary description of each property is given below.

            a.  Flint-Goodridge  Apartments   -
consists  of  a  93  unit  low  income  housing
facility  at  2425  Louisiana  Avenue  in   New
Orleans,  Louisiana.  In July 1989,  Registrant
acquired  a  90%  interest  in  Flint-Goodridge
General   Partnership   ("FGGP"),   a   general
partnership    which    owns    Flint-Goodridge
Apartments,   for   a  cash   contribution   of
$2,808,000.        Registrant      subsequently
capitalized   $574,000  in  acquisition   costs
related  to the investment.  FGGP acquired  and
rehabilitated  the  buildings  for   $5,108,022
($100.99  per  sf), including a  mortgage  note
payable of $2,427,000.  The note bears interest
at  10%  and both principal (based on a 30-year
amortization) and interest are payable  monthly
until  June  2020.   The principal  balance  at
December 31, 1999 was $2,173,882.  In addition,
FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease.

          The property is managed by a property
management  firm which is an affiliate  of  the
Registrant's co-general partner in FGGP.  As of
December  31, 1999, 83 units were  under  lease
(89%)  with monthly rents ranging from $420  to
$580.    All  leases  are  renewable,  one-year
leases.   The occupancy rate was 91% for  1998,
95%  for  1997, 92% for 1996 and 99% for  1995.
The monthly rental range has been approximately
the  same  since 1995.  For tax purposes,  this
property  has a federal tax basis of $4,087,725
and  is  depreciated  using  the  straight-line
method  of depreciation with a useful  life  of
27.5  years.  The annual real estate taxes  are
$2,958  which is based on an assessed value  of
$18,300  taxed at a rate of $161.64 per $1,000.
No  one tenant occupies ten percent or more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

            b.  Robidoux  School  Apartments  -
consists  of  a  60  unit  low  income  housing
facility  at  201  South  10th  Street  in  St.
Joseph,    Missouri.    In   September    1989,
Registrant  acquired a 99% general  partnership
interest   in   Robidoux  Redevelopment   Joint
Venture    ("RRJV"),   a    Missouri    general
partnership which owns the property, for a cash
capital contribution of $2,400,000.  Registrant
subsequently    capitalized     $446,000     in
acquisition  costs relating to the  investment.
The   cost  to  acquire  and  rehabilitate  the
property was $3,641,993 ($99.52 sf) including a
construction  loan of $1,450,000,  a  Community
Development  Block  Grant  ("CDBG")   loan   of
$74,000 (principal balance at December 31, 1999
of  $5,167),  and a CDBG grant of  $38,500.   A
portion  of  the  construction  loan  was  paid
through  a  line of credit extended by  another
lender   ($513,321  principal  outstanding   at
December 31, 1999) which bears interest at  the
prime  rate (8.5% and 8% at December  31,  1999
and  1998,  respectively) and  is  due  October
2008.  This loan is personally guaranteed by an
affiliate   of   the  Registrant's   co-general
partner.   On October 30, 1995, the balance  of
the  construction loan was repaid with two  new
loans,  one  for  $850,000 and  the  other  for
$200,000.  The first loan bears interest at  9%
with  monthly  principal and interest  payments
based  on  a  30  year amortization,  principal
balance  due in October 2005.  At December  31,
1999,  there  was $774,946 outstanding  on  the
loan.  The second loan had an interest rate  of
8.75% and was due in March 1996.  It was repaid
by  an  advance  in March 1996  from  David  E.
Slattery, an affiliate of the Registrant's  co-
general  partner.  The advance will  be  repaid
out  of available cash flow and is non-interest
bearing.   The CDBG loan bears interest  at  1%
and both principal and interest are payable monthly until its maturity in September 2000.

                The  property is managed by  an
independent  property management firm.   As  of
December 31, 1999, 59 of the 60 apartment units
were  under  lease  (98%), with  monthly  rents
ranging  from  $210 to $350.   All  leases  are
renewable, one-year leases.  The occupancy rate
was  95%  for 1998, 99% for 1997, 98% for  1996
and 92% for 1995.  The monthly rental range has
been  approximately the same since  1995.   For
tax  purposes, this property has a federal  tax
basis  of  $4,082,816 and is depreciated  using
the straight-line method of depreciation with a
useful  life  of 27.5 years.  The  annual  real
estate  taxes  are $758 which is  based  on  an
assessed  value of $8,450 taxed at  a  rate  of
$89.70 per $1,000.  No one tenant occupies  ten
percent  or more of the building.   It  is  the
opinion of the management of the Registrant that the property is adequately covered by insurance.

          c.   The Bakery Apartments - consists
of  68  apartment  units at 1111  South  Peters
Street  in  New Orleans, Louisiana.   In  March
1991,  the Registrant acquired a 16.83% general
partnership  interest in The Bakery  Apartments
General   Partnership  ("BAGP"),  a   Louisiana
general  partnership which owns  the  property,
for  a  cash contribution of $300,000.  Certain
affiliates  of  the  Registrant  simultaneously
acquired  82.17%  of  the  general  partnership
interests   in  BAGP  for  an  aggregate   cash
contribution  of $1,400,000.  BAGP subsequently
capitalized   $242,040  in  acquisition   costs
relating to the investment.  BAGP acquired  and
rehabilitated   the  property  for   $5,029,000
($65.18  per  sf).  The rehabilitation  of  the
property  was financed in part with two  loans,
one  for  $3,135,000 and the other for $201,500
(principal balance of $189,371 at December  31,
1999).   The first loan bore interest at 8.25%,
with  monthly  principal and interest  payments
based   on  a  30-year  amortization  schedule,
principal due in 1999.  The second loan is from
the  general partner of BAGP and has  the  same
terms  as  the first loan. The first  loan  was
refinanced in November 1998.  The new loan  was
for $3,100,000 (principal balance of $3,069,945
at   December  31,  1999),  bears  interest  at
6.775%,  is  payable  in  monthly  payments  of
principal and interest in the amount of $20,158
and is due in November 2008.  In March 1991,  a
$175,000  collateral mortgage  note  (principal
balance  of $152,385 at December 31, 1999)  was
issued  to  the developer/partner  for  working
capital advances.  This note bears interest  at
9%  with  payments based on available  positive
cash flow of the property.  In order to satisfy
certain credit requirements of the lender,  the
Registrant  exchanged its  general  partnership
interest for a limited partnership interest  in
a   reconstituted  partnership.   However,  the
Registrant  retained  substantially  the   same
rights and privileges as it had as a general partner.

          The property is managed by a property
management  firm which is an affiliate  of  the
general  partner of BAGP.  As of  December  31,
1999, 62 units are under lease (91%) with rents
ranging  from $500 to $2,150.  All  leases  are
renewable, one-year leases.  The occupancy rate
was  96%  for 1998, 94% for 1997, 95% for  1996
and  100%  for 1995.  The monthly rental  range
has  been  approximately the same  since  1995.
For tax purposes, this property has a basis  of
$3,381,856   and  is  depreciated   using   the
straight-line method with a useful life of 27.5
years.   The  annual  real  estate  taxes   are
$11,677 which is based on an assessed value  of
$65,700  taxed at a rate of $17.773  per  $100.
No  one tenant occupies ten percent or more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

           d. Kensington Tower ("Hill Hotel") -
consists  of  a  65  unit  low  income  housing
facility  and  3,550 square feet of  commercial
space  at  505  South  16th  Street  in  Omaha,
Nebraska.  In June 1989, Registrant acquired  a
98%  general partnership interest in Hill Hotel
Apartments Joint Venture ("HHAJV"), a  Nebraska
general  partnership which owns  the  property,
for  a  cash contribution of $2,350,000.  HHAJV
acquired  and  rehabilitated the  property  for
$4,369,249    ($105.93   sf),    including    a
construction  note payable of $2,700,000.   The
note  was originally due in April 1992.  During
1990   and   1991,  this  note  was   partially
refinanced   with  $400,000   of   a   $600,000
Community Development Block Grant ("CDBG") loan
(principal  balance  at December  31,  1999  of
$600,000),  a $500,000 Tax Increment  Financing
("TIF") Loan (principal balance at December 31,
1999 of $140,881) and a $1,100,000 subordinated
note  payable  to the co-general  partner.   In
1992,  the remaining $200,000 of the CDBG  Loan
was  applied to the construction loan ($60,000)
and  to  the TIF Loan ($140,000), in  order  to
extend  the  date  of  the construction  loan's
maturity  from  April 1992 to June  1993.   The
construction  loan  balance was  $1,030,591  at
December   31,  1993.   In  March   1994,   the
construction  loan was repaid with  a  $665,000
(principal balance of $481,651 at December  31,
1999),  15-year permanent loan with an interest
rate   of   8-3/8%   and  a   $365,000   equity
contribution  from  Commercial  Federal  Realty
Investors  Corporation,  the  Registrant's  co-
general  partner.  On June 1, 1993, an  amended
and   restated  joint  venture  agreement   was
reached whereby the Registrant's interest was reduced to a 30% interest.

              The  property  is managed  by  an
independent  property management firm.   As  of
December  31,  1999, 59 units are  under  lease
(91%)  with monthly rents ranging from $405  to
$440.    All  leases  are  renewable,  one-year
leases.   The occupancy rate was 94% for  1998,
97%  for 1997, 94% for 1996, and 94% for  1995.
The monthly rental range has been approximately the same since 1995. For tax purposes, this property has a federal tax basis of $5,323,340, and is depreciated using the straight-line method of depreciation with a useful life of
27.5 years. The annual real estate taxes are $52,934 which is based on an assessed value of $2,045,900 taxed at a rate of $25.873 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                    PART II

Item  5.       Market  for Registrant's  Common
Equity and Related Stockholder Matters

           a.  There  is no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 259 units of record were sold or exchanged in 1999.

           b.  As  of December 31, 1999,  there
were 1,722 record holders of Units.

           c.  Registrant has not declared  any
cash dividends in 1999 or 1998.

Item 6.   Selected Financial Data

          The following selected financial data
are for the five years ended December 31, 1999.
The data should be read in conjunction with the
consolidated   financial  statements   included
elsewhere herein. This data is not covered by the independent auditors' report.

                       1999        1998        1997        1996         1995
                      -----       ------      ------      ------       ------
Rental income      $  728,042  $  738,997  $  725,798  $  713,215  $   829,061
Interest income         1,739       2,358           0       1,742        1,591
Net loss              613,300     632,754     198,574     708,659    1,482,456
Net loss per Unit       34.04       35.12       11.02       39.33        82.28
Total assets (net of
 depreciation and
 amortization)      8,622,952   9,120,351   9,570,778   9,929,110   10,194,943
Debt obligations    3,467,316   3,488,821   3,521,250   3,605,963    3,858,348

Note:   See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item  7.   Management's  Discussion and Analysis
of Financial Condition and Results of Operations

          (1)  Liquidity

               As   of   December   31,   1999,
Registrant  had  total  unrestricted  cash   of
$2,986.  Such funds are expected to be used  to
pay  liabilities and general and administrative
expenses  of the Registrant, and to  fund  cash
deficits  of  the properties.   Cash  generated
from  operations  is  used  primarily  to  fund
operating expenses and debt service.   If  cash
flow  proves to be insufficient, the Registrant
will  attempt  to negotiate loan  modifications
with  the  various lenders in order  to  remain
current on all obligations.  The Registrant  is
not   aware   of  any  additional  sources   of
liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of   $79,045
consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              The  property owned by  RRJV  has
historically been unable to meet its  operating
expenses  and  required debt  service  payments
from its own revenues.  The Developer/Operating
General  Partner  has  provided  the  necessary
funds.   Through 1992 these funds were provided
pursuant to legal obligations.  Thereafter, the
Registrant  was  able  to  prevail   upon   the
Developer  to  continue  such  funding   on   a
voluntary   basis.   In  1996,  the   Developer
reported that it was no longer able or  willing
to  make  such advances.  To avoid the loss  of
RRJV's property, either through foreclosure  or
a  forced sale at depressed values, in  January
1997  the Registrant sold approximately 20%  of
its  interest in RRJV. Simultaneously with  the
sale, the Partnership Agreement was amended  to
allocate Low Income Housing Tax Credits in  the
amount  of $1,081,930 over the next nine  years
to  the purchaser.  The proceeds from the  sale
were    sufficient   to   satisfy   outstanding
obligations and should enable RRJV to continue to operate in the foreseeable future.

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

          (3)  Results of Operations

               During   1999,  the   Registrant
incurred  a  net loss of $613,300  ($34.04  per
limited  partnership unit), compared to  a  net
loss    of   $632,754   ($35.12   per   limited
partnership unit) in 1998, and a net loss of $198,574 ($11.02 per limited partnership unit) in 1997.

               Rental  income  increased   from
$725,798  in  1997  to  $738,997  in  1998  and
decreased  to  $728,042 in 1999.  The  decrease
from  1998  to  1999 is due to  a  decrease  in
average occupancy at Flint Goodridge, partially
offset  by  an  increase in  rental  income  at
Robidoux   due  to  an  increase   in   average
occupancy. The increase from 1997 to 1998 is due to an increase in the average rental rates at Robidoux.

               Other   income  decreased   from
$411,632 in 1997 to $0 in 1998 and increased to
$31,700  in  1999.  Other income  in  1999  was
primarily  for  the  write-off  of  an  account
payable at Robidoux. The decrease from 1997  to
1998  is  due to the non-recurring  sale  of  a
partial   interest  in  Robidoux  Redevelopment
Joint   Venture  in  1997,  as   described   in
"Liquidity", above.

              Operating expenses increased from
$363,624  in  1997 to $405,012 in 1998  and  to
$419,821  in 1999.  The increase from  1998  to
1999  is  due  to  an increase  in  maintenance
expense  at Flint Goodridge and an increase  in
wages  and  salaries at Robidoux.   Maintenance
expense at Flint Goodridge increased due to the
higher   turnover  of  apartment  units.    The
increase   in  wages  and  salary  expense   at
Robidoux  is  due  to  charges  made   by   the
property's  management company  throughout  the
year  for repairs.  The increase from  1997  to
1998  is  due  to  an increase  in  maintenance
expense  at  both Flint Goodridge and  Robidoux
and  an  increase  in  wages  and  salaries  to
Robidoux.    Maintenance   expense   at   Flint
Goodridge increased due to deferred maintenance performed in 1998. Maintenance and wages and salaries increased due to a change in the property's management company.

              Interest  expense decreased  from
$344,941  in  1997 to $343,902 in 1998  and  to
$325,634  in 1999.  The decrease from  1998  to
1999   is  the  result  of  the  interest  rate
decrease  from  9% in 1998 to  7%  in  1999  at
Robidoux.   The decrease from 1997 to  1998  is
the result of a decrease in interest expense at Robidoux due to a non-interest bearing advance made by the Registrant's co-general partner in order to repay the principal of a loan which matured in March 1996.

               Depreciation  and   amortization
increased from $428,374 in 1997 to $431,559  in
1998 and to $433,402 in 1999. The increases from 1997 to 1998 and from 1998 to 1999 are the result of increases in depreciation expense at Robidoux due to the depreciation of capital improvements made at the property.

               During   the  year,  losses   of
$363,000    were   incurred   at   Registrant's
properties  compared to a loss of  $383,000  in
1998  and  a  loss  of  $355,000  in  1997.   A
discussion      of     individual      property
operations/activities follows:

              In  1999, Registrant sustained  a
loss  of  $210,000 at Flint-Goodridge including
$205,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $182,000
including   $205,000   of   depreciation    and
amortization  expense in 1998  and  a  loss  of
$173,000 including $206,000 of depreciation and
amortization  expense in  1997.   Since  Flint-
Goodridge  is  a  low income housing  property,
rents are fixed in relation to specified income
levels  of  its  tenants.   As  a  result,  the
property experiences high occupancy but rental income remains low. The increase in the loss from 1998 to 1999 is due to the decrease in rental income combined with an increase in maintenance expense. Rental income decreased due to a decrease in average occupancy (91% to 89%). Maintenance expense increased due to the higher turnover of apartments. The increase in the loss from 1997 to 1998 is due to a decrease in rental income due to a decrease in the average occupancy (95% to 90%) combined with an increase in maintenance expense. Maintenance expense increased due to deferred maintenance performed in 1998.

              In  1999,  Registrant incurred  a
loss of $153,000 at Robidoux including $183,000
of   depreciation   and  amortization   expense
compared   to  a  loss  of  $201,000  including
$181,000   of   depreciation  and  amortization
expense   in  1998  and  a  loss  of   $182,000
including   $177,000   of   depreciation    and
amortization  expense in 1997.  Since  Robidoux
is  a  low  income housing property, rents  are
fixed in relation to specified income levels of
its   tenants.   Accordingly,  as  with   Flint
Goodridge,   the   property  experiences   high
occupancy but rental income remains  low.   The
decrease in the loss from 1998 to 1999  is  due
to  an increase in both rental and other income
combined  with a decrease in interest  expense,
partially offset by an increase in depreciation
and wages and salary expense.  The increase  in
rental  income  is due to an  increase  in  the
average  occupancy (95% to 98%).  The  increase
in  other income in 1999 was primarily for  the
write-off  of  an  account  payable.   Interest
expense  decreased as a result of the  interest
rate  decrease from 9% in 1998 to 7%  in  1999.
Depreciation   expense   increased    due    to
depreciation  of capital improvements  made  at
the property.  The increase in wages and salary
expense  is the result of charges made  by  the
management  company  throughout  the  year  for
repairs.  The increase in the loss from 1997 to
1998  is  mainly the result of an  increase  in
maintenance and wages expense partially  offset
by  an  increase  in rental income  due  to  an
increase   in   the   average   rental   rates.
Maintenance and wages and salaries expense increased due to a change in the property's management company.

               Summary   of  Minority  Interest
Investments

              The  Registrant owns  a  minority
interest  in  the  Bakery Apartments  which  it
accounts   for   on  the  cost   method.    The
Registrant   does  not  include   the   assets,
liabilities, income or expenses of  the  Bakery
in  its consolidated financial statements.  The
following operating information is provided for
the  property.  In 1999, the Bakery  Apartments
incurred  a loss of $191,000 including $202,000
of   depreciation  and  amoritization   expense
compared   to  a  loss  of  $184,000  including
$239,000   of   depreciation  and  amortization
expense   in  1998  and  a  loss  of   $190,000
including   $223,000   of   depreciation    and
amortization expense in 1997. The Registrant expects that full occupancy and positive cash flow will continue throughout 2000.

              The  Registrant owns  a  minority
interest  in Kensington Tower which it accounts
for  on the equity method.  The Registrant does
not  include  the  assets  or  liabilities   of
Kensington Tower in its consolidated  financial
statements. The following operating information
is   provided  for  the  property.   In   1999,
Registrant incurred a loss of $29,000 compared to a loss of $28,000 in 1998, and a loss of $33,000 in 1997. The increase in the loss from 1998 to 1999 is due a decrease in rental income resulting from a decrease in occupancy, as well as an increase in maintenance expenses due to repairs made at the property. The decrease in the loss from 1997 to 1998 is due to an increase in rental income resulting from higher average occupancy, as well as a decrease in operating expenses due to efficiencies achieved at the property.

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

         Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
VII  (a  Pennsylvania Limited Partnership)  and
subsidiaries as of December 31, 1999  and  1998
and  the  related statements of operations  and
changes in partners' equity and cash flows  for
the  years  ended December 31, 1999,  1998  and
1997.   These consolidated financial statements
are  the  responsibility of  the  partnership's
management.  Our responsibility is  to  express
an  opinion on these financial statements based
on  our  audit.  We did not audit the financial
statements    of   Flint   Goodridge    General
Partnership,  which  statements  reflect  total
assets  of  $3,241,113  and  $3,478,899  as  of
December  31, 1999 and 1998, respectively,  and
total   revenues  of  $503,132  and   $531,335,
respectively  for the years then ended.   Those
statements were audited by other auditors whose
reports  have  been furnished to  us,  and  our
opinion,  insofar as it relates to the  amounts
included    for    Flint   Goodridge    General
Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 1999 and 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
February 22, 2000

         Independent Auditor's Report


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets
of  Flint  Goodridge General  Partnership,  HUD
Project  No.  064-35269-PM, as of December  31,
1999  and  1998, and the related statements  of
income,  changes in partners' equity, and  cash
flows   for   the  years  then  ended.    These
financial statements are the responsibility  of
the      Partnership's     management.      Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In   our   opinion,  the  financial  statements
referred  to  above  present  fairly,  in   all
material  respects, the financial  position  of
Flint   Goodridge   General  Partnership,   HUD
Project  No.  064-35269-PM, as of December  31,
1999   and  1998,  and  the  results   of   its
operations,  changes in partners'  equity,  and
cash   flows  for  the  years  then  ended   in
conformity with generally accepted accounting principles.

In    accordance   with   Government   Auditing
Standards and the Consolidated Audit Guide  for
Audits  of  HUD  Programs issued  by  the  U.S.
Department of Housing and Urban Development, we
have   also  issued  a  report  dated  February
10,2000,   on   our  consideration   of   Flint
Goodridge   General   Partnership's    internal
control  structure and reports  dated  February
10,2000,   on  its  compliance  with   specific
requirements  applicable to major HUD  programs
and   specific   requirements   applicable   to
Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2000

         Independent Auditor's Report




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets
of  The  Bakery Apartments Limited Partnership,
for  December 31, 1999 and 1998 and the related
statements of operations, partners' equity  and
cash   flows   for  the  years  ended.    These
financial statements are the responsibility  of
the      partnership's     management.      Our
responsibility is to express an opinion on these financial statements based on our audit.

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

In   our   opinion,  the  financial  statements
referred  to  above  present  fairly,  in   all
material  respects, the financial  position  of
The Bakery Apartments Limited Partnership as of
December  31, 1999 and 1997 and the results  of
its operations and its cash flows for the years
then   ended   in  conformity  with   generally
accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2000

                  DIVERSIFIED HISTORIC INVESTORS VII
                       (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                   Page

     Consolidated Balance Sheets at December 31, 1999 and 1998        15

     Consolidated Statements of Operations for the Years
     Ended December 31, 1999, 1998, and 1997                          16

     Consolidated Statements of Changes in Partners' Equity for
     the Years Ended December 31, 1999, 1998, and 1997                17

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998, and 1997                          18

     Notes to consolidated financial statements                     19-24

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation           26

     Notes to Schedule XI                                             27



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             DIVERSIFIED HISTORIC INVESTORS VII
                  (a limited partnership)

                 CONSOLIDATED BALANCE SHEETS
                 December 31, 1999 and 1998

                           Assets

                                             1999          1998
Rental properties at cost:                  ------        ------
     Land                               $    35,469   $    35,469
     Buildings and improvements          10,566,992    10,562,083
                                        -----------   -----------
                                         10,602,461    10,597,552
     Less - accumulated depreciation     (4,105,411)   (3,676,865)
                                        -----------   -----------
                                          6,497,050     6,920,687

Cash and cash equivalents                     2,986         8,615
Restricted cash                              79,045       116,295
Investments in affiliates                 1,353,816     1,383,270
Other assets (net of accumulated
 amortization of $113,216 and $108,361)     690,055       691,484
                                        -----------   -----------
         Total                          $ 8,622,952   $ 9,120,351
                                        ===========   ===========


                 Liabilities and Partners' Equity

Liabilities:
     Debt obligations                 $ 3,467,316    $ 3,488,821
     Accounts payable:
         Trade                            991,769        812,312
         Related parties                  500,851        530,957
     Interest payable                      23,495         33,886
     Tenant security deposits
                                           26,571         26,595
                                      -----------    -----------
         Total liabilities            $ 5,010,002    $ 4,892,571
                                      -----------    -----------
Minority interests                        244,897        246,427
Partners' equity                        3,368,053      3,981,353
                                      -----------    -----------
         Total                        $ 8,622,952    $ 9,120,351
                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
                    (a limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS

     For the Years Ended December 31, 1999, 1998 and 1997


                                            1999         1998          1997
                                           ------      -------        ------
Revenues:
     Rental income                      $  728,042   $  738,997    $  725,798
     Other income                           31,700            0       411,632
     Interest income                         1,739        2,358             0
                                        ----------   ----------    ----------
         Total revenues                    761,481      741,355     1,137,430
                                        ----------   ----------    ----------
Costs and expenses:
     Rental operations                     419,821      405,012       363,624
     General and administrative            168,000      168,000       168,000
     Interest                              325,634      343,902       344,941
     Depreciation and amortization         433,402      431,559       428,374
                                        ----------   ----------    ----------
         Total costs and expenses        1,346,857    1,348,473     1,304,939
                                        ----------   ----------    ----------
Loss before minority interests and
 equity in affiliate                      (585,376)    (607,118)     (167,509)
Minority interests' portion of loss          1,530        2,011         1,824
Equity in net loss of affiliate            (29,454)     (27,647)      (32,889)
                                        ----------   ----------    ----------
Net loss                               ($  613,300) ($  632,754)  ($  198,574)
                                        ==========   ==========    ==========

Net loss per limited partnership unit:
    Loss before minority interests
     and equity in affiliate           ($    32.49) ($    33.70)  ($     9.30)
    Minority interests                         .08          .11           .10
    Equity in net loss of affiliate          (1.63)       (1.53)        (1.82)
                                        ----------   ----------    ----------
                                       ($    34.04) ($    35.12)  ($    11.02)
                                        ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS VII
                          (a limited partnership)

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

          For the Years Ended December 31, 1999, 1998 and 1997


                                         Dover
                                       Historic
                                       Advisors       Limited
                                         VII          Partners
                                         (1)            (2)            Total
                                       --------       --------         -----
Percentage participation in
profit or loss                            1%             99%           100%

Balance at December 31, 1996           $458,632      $4,354,049     $4,812,681
Net loss                                 (1,986)       (196,588)      (198,574)
                                       --------      ----------     ----------
Balance at December 31, 1997            456,646       4,157,461      4,614,107
Net loss                                 (6,328)       (626,426)      (632,754)
                                       --------      ----------     ----------
Balance at December 31, 1998            450,318       3,531,035      3,981,353
Net loss                                 (6,133)       (607,167)      (613,300)
                                       --------      ----------     ----------
Balance at December 31, 1999           $444,185      $2,923,868     $3,368,053
                                       ========      ==========     ==========

(1) General Partner.

(2) 17,839 limited partnership units outstanding at December 31, 1999, 1998, and 1997.

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS VII
                         (a limited partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Years Ended December 31, 1999, 1998 and 1997


                                             1999         1998          1997
                                            ------       ------        ------
Cash flows from operating activities:
Net loss                                 ($613,300)   ($632,754)    ($198,574)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
Depreciation and amortization              433,402      431,559       428,374
Minority interest                           (1,530)      (2,011)       (1,824)
Equity in loss of affiliate                 29,454       27,647        32,889
Changes in assets and liabilities:
  Decrease (increase) in
   restricted cash                         37,250       (72,991)       51,454
  Increase in other assets                 (3,427)       (1,529)     (105,122)
  Increase (decrease) in accounts
   payable - trade                        179,457        74,283       (62,343)
  (Decrease) increase in accounts
   payable - related parties              (30,106)      150,814        19,797
  Decrease in interest payable            (10,391)       (4,502)       (2,243)
  (Decrease) increase in tenant
   security deposits                          (24)       (3,827)        3,070
  Decrease in other liabilities                 0             0       (31,502)
                                         --------      --------      --------
  Net cash provided by (used in)
   operating activities                    20,785       (33,311)      133,976
                                         --------      --------      --------
Cash flows from investing activities:
  Capital expenditures                     (4,909)      (18,020)      (23,527)
                                         --------      --------      --------
  Net cash used in investing activities    (4,909)      (18,020)      (23,527)
                                         --------      --------      --------
Cash flows from financing activities:
  Principal payments                      (21,505)      (32,429)      (84,713)
                                         --------      --------      --------
  Net cash used in financing activities:  (21,505)      (32,429)      (84,713)
                                         --------      --------      --------
Net (decrease) increase in cash
and cash equivalents                       (5,629)      (83,760)       25,736

Cash and cash equivalents at
beginning of year                           8,615        92,375        66,639
                                         --------      --------      --------

Cash and cash equivalents at end of year $  2,986      $  8,615      $ 92,375
                                         ========      ========      ========
Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year for interest $336,025      $348,404      $347,184

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

3.   Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period
(17,839 in 1999, 1998, and 1997).

4.   Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

5.   Restricted Cash

Restricted  cash  includes  amounts  held   for
tenant  security  deposits,  real  estate   tax
reserves and other cash restricted as to use.

6.   Depreciation

Depreciation  is computed using  the  straight-
line method over the estimated useful lives  of
the  assets.   Buildings and  improvements  are
depreciated over 25 years and furniture and fixtures over five years.

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

NOTE E - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                    December 31,
                                                 1999         1998
                                                -----        ------
Mortgage   payable,  interest   at   10%;    $2,173,882   $2,204,627
payable   in   monthly  installments   of
principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property

Note  payable, interest at 7.75% in  1999       774,946      793,883
and 8.5% in 1998; principal and interest payments of $6,458 due monthly; with maturity at October 2005; collateralized by related rental property


Note  payable,  interest accrues  at  the       513,321      477,458
prime  rate (effective rate of 7.75%  and
8%   at   December  31,  1999  and  1998,
respectively);  principal   balance   due
October 2018; collateralized by related rental property (A)

Note payable, interest at 1%; principal
and interest   payments  of  $648   due
monthly;    remaining    principal  due
September   2000;    collateralized  by
related rental property                           5,167       12,853
                                             ----------   ----------
                                             $3,467,316   $3,488,821
                                             ==========   ==========

(A) This note payable is personally guaranteed by an affiliate of the Registrant's co-general partner.


Maturities of debt obligations at December 31, 1999, are as follows:

          Year Ending December 31,
          ------------------------
                 2000              $  451,790
                 2001                  62,844
                 2002                  69,148
                 2003                  76,087
                 2004                  83,025
                 Thereafter         2,724,422
                                   ----------
                                   $3,467,316
                                   ==========

NOTE F - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is
$428,555 and $455,345 at December 31, 1999  and
1998, respectively, owed to an affiliate of the General Partner, by one of the Partnership's
Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is
$44,953  and $48,269 at December 31,  1999  and
1998, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is
$27,343  at December 31,1999 and 1998, owed  to
the  General  Partner, for amounts advanced  to
pay  certain  outstanding  liabilities  of  the
Partnership.    The  advance  is   non-interest
bearing and will be paid out of available cash flow.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain  items enter into the determination  of
the  results  of  operations in different  time
period   for   financial   reporting   ("book")
purposes  and for income tax ("tax")  purposes.
A reconciliation follows:

                                           For the Years Ended December 31,
                                           1999          1998          1997
                                          ------        ------        ------
Net loss - book                       ($  613,300)  ($  632,754)  ($  198,574)
Other income                              (31,700)            0      (411,632)
Minority interest                         166,396       138,002       134,243
Excess of book over tax depreciation      161,871       168,344       161,981
                                       ----------    ----------    ----------
Net income (loss) - tax               ($  316,733)  ($  326,408)  ($  313,982)
                                       ==========    ==========    ==========

Partners' equity - book                $3,368,053    $3,981,353    $4,614,107
Distribution to limited partners           33,861        33,861        33,861
Costs of issuance                       2,288,270     2,288,270     2,288,270
Basis reduction due to Investment
 Tax Credit                            (3,790,041)   (3,790,041)   (3,790,041)
Cumulative tax under book loss          3,920,562     3,623,995     3,317,649
Capital contributions                    (641,684)     (641,684)     (641,684)
                                       ----------    ----------    ----------
Partner's equity - tax                 $5,179,021    $5,495,754    $5,822,162
                                       ==========    ==========    ==========

           SUPPLEMENTAL INFORMATION

               DIVERSIFIED HISTORIC INVESTORS VII
                    (a limited partnership)

    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1999

                                                       Costs
                              Inital Cost           Capitalized   Date of   Date
                            to Partnership         Subsequent to Construc-  Ac-
                                   (b)              Acquisition   tion    quired

                                       Buildings
                                          and
Description(a)    Encum-      Land      Improve-     Improve-
                brances(d)     (b)       ments        ments

93 unit apart-
ments in New
Orleans, LA     $2,173,882   $17,182   $4,667,050   $  993,353    1989    7/89

60 unit apart-
ments in St.
Joseph, MO       1,293,434     1,500    2,482,287    2,322,599    1989    9/89

12,247 square
feet of
residential
and commer-
cial space in
Philadelphia, PA      -       16,787      101,703            0    (a)     2/90
                ----------   -------   ----------   ----------
                $3,467,316   $35,469   $7,251,040   $3,315,952
                ==========   =======   ==========   ==========


                   Gross Amount at
                  which Carried at
                  December 31, 1999

                              Buildings                   Accumulated
                                 and                      Depreciation
Description (a)   Land (b)   Improvements   Total (b)(c)    (c)(d)

93 unit apart-
ments in
New Orleans, LA    $17,182   $ 5,660,403    $ 5,677,585    $2,474,734

60 unit apart-
ments in
St. Joseph, MO       1,500     4,804,886      4,806,386     1,594,063

12,247 square
feet of
residential
and commer-
cial space in
Philadelphia, PA    16,787       101,703        118,490        36,614
                   -------    ----------    -----------    ----------
                   $35,469   $10,566,992    $10,602,461    $4,105,411
                   =======   ===========    ===========    ==========

      DIVERSIFIED HISTORIC INVESTORS VII
            (a limited partnership)

             NOTES TO SCHEDULE XI

               DECEMBER 31, 1999

(A)  All   properties  are  certified  historic
     structures  as  defined  in  the  Internal
     Revenue Code of 1986, or are eligible  for
     designations  as  such.   The   "date   of
     construction" refers to the period in which such properties were rehabilitated.

(B)  The  cost of real estate owned at December
     31,  1999, for Federal income tax purposes
     was    approximately   $8,446,848.     The
     depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)  Reconciliation of real estate:

                                          1999          1998          1997
                                         ------        ------        ------
Balance at beginning of year          $10,597,552   $10,579,532   $10,556,005
Additions during this year:
  Improvements                              4,909        18,020        23,527
                                      -----------   -----------   -----------
Balance at end of year                $10,602,461   $10,597,552   $10,579,532
                                      ===========   ===========   ===========


Reconciliation of accumulated depreciation:

                                          1999          1998          1997
                                         ------        ------        ------
Balance at beginning of year           $3,676,865    $3,250,162    $2,826,761
Depreciation expense for the year         428,546       426,703       423,401
                                       ----------    ----------    ----------
Balance at end of year                 $4,105,411    $3,676,865    $3,250,162
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

           b.   Identification  of   Executive
Officers

               The   General  Partner  of   the
Registrant is Dover Historic Advisors VII (DoHA-
VII), a Pennsylvania general partnership.   The
partners of DoHA-VII are as follows:

Name               Age    Position     Term of Office     Period Served

Gerald Katzoff     49     Partner in    No fixed term     December 1988-
                          DoHA-VII                        May 1997

Dover Historic     --     Partner in    No fixed term     December 1988-
Advisors, Inc.            DoHA-VII                        May 1997
("Dover Advisors")

SWDHA, Inc.        --     Partner in    No fixed term     Since May 1997
                          DoHA-VII

EPK, Inc.          --     Partner in    No fixed term     Since May 1997
                          DoHA-VII


              For  further description of DoHA-
VII,  see paragraph e. of this Item.  There  is
no  arrangement or understanding between either
person   named  above  and  any  other   person
pursuant to which any person was or is to be selected as an officer.

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

         Donna M. Zanghi (age 42) was appointed
on May 13, 1997 as Vice President and Secretary
of  EPK, Inc.  Ms. Zanghi previously served  as
Secretary  and  Treasurer of DHP,  Inc.   since
June   14,   1993   and  as  a   Director   and
Secretary/Treasurer  of  D,   LTD.    She   was
associated with DHP, Inc. and its affiliates since 1984 except for the period from December
1986  to June 1989 and the period from November
1, 1992 to June 14, 1993.

           Michele  F.  Rudoi  (age   33)   was
appointed   on   May  13,  1997  as   Assistant
Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27,
1993.

Item 11.  Executive Compensation

           a.  Cash Compensation - During 1999,
Registrant paid no cash compensation  to  DoHA-
VII, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans  -
Registrant  has  no  plan  pursuant  to   which
compensation  was  paid or  distributed  during
1999,  or is proposed to be paid or distributed
in   the   future,  to  DoHA-VII,  any  partner
therein, or any person named in paragraph c. of
Item 10.

             c.   Other   Compensation   -   No
compensation not referred to in paragraph a. or
paragraph   b.  of  this  Item  was   paid   or
distributed during 1999 to Dover Advisors, DoHA-
VII, any partner therein, or any person named in paragraph c. of Item 10.

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

          b. Security Ownership of Management -
None.

           c.  Changes in Control -  Registrant
does   not   know   of  any  arrangement,   the
operation of which may at a subsequent date result in a change in control of Registrant.

Item  13.   Certain Relationships  and  Related
Transactions

           a.  Pursuant to Registrant's Amended
and  Restated Agreement of Limited Partnership,
DoHA-VII  is  entitled to 10%  of  Registrant's
distributable  cash  from  operations  in  each
year.   There  was no such share  allocable  to
DoHA-VII for fiscal years 1997 through 1999.

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

                                         PART IV

Item  14. (A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1. Financial Statements:

                  a.  Consolidated Balance Sheets at December 31, 1999 and 1998.

                  b. Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

                  c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997.

                  d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

                  21        Subsidiaries  of  the  Registrant
                            are  listed in Item 2. Properties
                            of this Form 10-K.

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended December 31, 1999.

               (c)  Exhibits:

                    See Item 14 (A) (3) above.

                             SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS VII

Date: September 6, 2000     By: Dover Historic Advisors, VII General Partner
      -----------------
                                By: EPK, Inc., Partner

                                    By: /s/ Spencer Wertheimer
                                        ----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer

                                    By: /s/ Michele F. Rudoi
                                        ----------------------
                                        MICHELE F. RUDOI
                                        Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature                       Capacity             Date

DOVER HISTORIC ADVISORS VII         General Partner

By: EPK, Inc., Partner

   By: /s/ Spencer Wertheimer                           September 6, 2000
       ----------------------                           -----------------
       SPENCER WERTHEIMER
       President and Treasurer

   By:/s/ Michele F. Rudoi                              September 6, 2000
      -----------------------                           -----------------
      MICHELE F. RUDOI
      Assistant Secretary