Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2001-10-23
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number               33-26385
                      -------------------------------------------

                    DIVERSIFIED HISTORIC INVESTORS VII
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                                 23-2539694
-------------------------------                   ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

            1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As  of  March  31,  2000, Registrant  had  cash  of
$10,622. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2000 Registrant had restricted cash of $68,867 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               In recent years the Registrant has realized significant losses, including the foreclosure of two properties due to the properties' inability to generate sufficient cash flow to pay operating expenses and debt service. At the present time, with the exception of Northern Liberties, the remaining properties are able to generate enough cash flow to cover their operating expenses and debt service, but there is no additional cash available to the Registrant to pay its general and administrative expenses.

             It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberties, any development of the remaining lot will require additional funding of capital. The Registrant has not identified any sources for this funding, and does not anticipate being able to identify any such sources for the foreseeable future.


(2)  Capital Resources

               Any  capital  expenditures  needed  are  generally
replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future, and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. With respect to Northern Liberties, any development of the remaining lots and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding and does not anticipate being able to do so. While the Registrant will be seeking to sell this property, the Registrant does not believe that there is an active market for properties of this sort and accordingly, there can be no assurance that the property can be sold at a price acceptable to the Registrant.

          (3)  Results of Operations

               During the first quarter of 2000, Registrant incurred a net loss of $138,301 ($7.68 per limited partnership unit) compared to a net loss of $125,494 ($6.96 per limited partnership unit) for the same period in 1999.

              Rental income increased $380 to $188,012 in the first quarter of 2000 from $187,632 in the period in 1999. The increase in rental income is the result of an increase in average occupancy (95% to 97%) at Flint Goodridge, partially offset by a decrease in rental income at Robidoux due to a decrease in average occupancy (100% to 97%).

              Rental operations expense increased by $14,001 to $95,007 in the first quarter of 2000 from $81,006 in the same period in 1999. The increase in rental operations is due to an increase in maintenance expense at both Flint Goodridge and Robidoux. Maintenance expense increased at both properties due to painting and repairs made to several apartment units.

               Losses   incurred  during  the  quarter   at   the
Registrant's properties were approximately $78,000 compared to losses of approximately $63,000 for the same period in 1999.

              In the first quarter of 2000 Registrant incurred a loss of $43,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $36,000 in the first quarter of 1999 including $51,000 of depreciation and amortization expense. The increase in the loss from the first quarter of 1999 to the same quarter of 2000 is the result of an increase in maintenance and salaries and wages expense partially offset by an increase in rental income. Maintenance expense increased due to painting and repairs made to several apartment units. The increase in salaries and wages expense is due to an increase in the overtime hours needed at the property. Rental income increased due to an increase in average occupancy (95% to 97%).

              In the first quarter of 2000 Registrant incurred a loss of $35,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $27,000 including $ 46,000 of depreciation and amortization expense in the first quarter of 1999. The increase in the loss from the first quarter of 1999 to the same quarter of 2000 is the result of a decrease in rental income combined with an increase in maintenance expense. Rental income decreased due to a decrease in average occupancy (100% to 97%). Maintenance expense increased due to the painting and repairs of several apartment units.

             Summary of Minority Interest Investments

               The Registrant owns a minority interest in Kensington Tower, which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2000, Registrant incurred a loss of $7,000 compared to a loss of $8,000 in the same period of 1999. The decreased loss from the first quarter of 1999 to the same period in 2000 is due to an overall decrease in operating expenses.

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2000, the Bakery Apartments incurred a loss of $6,000 including $56,000 of depreciation and amortization expense compared to a loss of $17,000 including $50,000 of depreciation and amortization expense for the same period in 1999. The decrease in the loss from the first quarter of 1999 to the same period in 2000 was due to an increase in rental income due to an increase in average rental rates, combined with a decrease in maintenance expense due to a decrease in general building repairs.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                             Assets

                              March 31, 2000   December 31, 1999
                              --------------   -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                          $    35,469         $    35,469
 Buildings and improvements     10,572,909          10,566,992
                               -----------         -----------
                                10,608,378          10,602,461
 Less - accumulated
  depreciation                  (4,212,548)         (4,105,411)
                               -----------         -----------
                                 6,395,830           6,497,050
Cash and cash equivalents           10,622               2,986
Restricted cash                     68,867              79,045
Investment in affiliate          1,346,524           1,353,816
Other assets (net of
 amortization of
  $114,429 and $113,216)           686,920             690,055
                               -----------         -----------
     Total                     $ 8,508,763         $ 8,622,952
                               ===========         ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $ 3,454,518         $ 3,467,316
 Accounts payable:
  Trade                          1,074,715             991,769
  Related parties                  455,898             500,851
 Interest payable                   22,144              23,495
 Tenant security deposits           27,189              26,571
                               -----------         -----------
     Total liabilities           5,034,464           5,010,002
 Minority interest                 244,547             244,897
Partners' equity                 3,229,752           3,368,053
                               -----------         -----------
     Total                     $ 8,508,763         $ 8,622,952
                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                    Three months ended
                                         March 31,
                                 2000                1999
                                 ----                ----
Revenues:
 Rental income                 $188,012            $187,632
                               --------            --------
     Total revenues             188,012             187,632
                               --------            --------
Costs and expenses:
 Rental operations               95,007              81,006
 General and administrative      42,000              42,000
 Interest                        74,014              74,300
 Depreciation and amortization  108,350             108,340
                               --------            --------
      Total costs and expenses  319,371             305,646
                               --------            --------

Loss before minority interests
 and equity in affiliate       (131,359)           (118,014)
Minority interests' portion
 of loss                            350                 271
Equity in net loss of
 affiliate                       (7,292)             (7,751)
                               --------            --------
Net loss                      ($138,301)          ($125,494)
                               ========            ========
Net loss per limited
partnership unit              ($   7.68)          ($   6.96)
                               ========            ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                         Three months ended
                                              March 31,
                                          2000         1999
                                          ----         ----
Cash flows from operating activities:
 Net loss                               ($138,301)   ($125,494)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization           108,350       108,340
 Equity in loss of affiliate               7,292         7,751
 Changes in assets and liabilities:
  Decrease in restricted cash             10,178        30,929
  Decrease (increase) in other assets      1,922        (4,699)
  Increase in accounts payable - trade    82,946        33,105
  Decrease in accounts payable -
   related parties                       (44,953)       (7,308)
  Decrease in interest payable            (1,351)       (1,727)
  Increase (decrease) in tenant
   security deposits                         618          (625)
                                        --------      --------
Net cash provided by operating
 activities                               26,701        40,272
                                        --------      --------
Cash flows from investing activities:
 Capital expenditures                     (5,917)         (565)
                                        --------      --------
Net cash used in investing activities     (5,917)         (565)
                                        --------      --------
Cash flows from financing activities:
 Principal payments                      (12,798)      (13,749)
 Minority interest                          (350)         (271)
                                        --------      --------
Net cash used in financing activities    (13,148)      (14,020)
                                        --------      --------
Increase in cash and cash equivalents      7,636        25,687
Cash and cash equivalents at
 beginning of period                       2,986         8,615
                                        --------      --------
Cash and cash equivalents at end of
 period                                 $ 10,622      $ 34,302
                                        ========      ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           To the best of its knowledge, Registrant is not party to, nor are any of its properties the subject of, any pending material legal proceedings.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2001     DIVERSIFIED HISTORIC INVESTORS VII
      ----------------
                           By: Dover Historic Advisors VII, Inc.,
                                General Partner

                               By: EPK, Inc., Partner

                                   By: /s/Spencer Wertheimer
                                       ---------------------
                                      SPENCER WERTHEIMER,
                                      President and Treasurer