Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2001-10-23
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                June 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 (unaudited) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of June 30, 2000, Registrant had cash of $21,247. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $68,268 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

             It is the Registrant's intention to continue to hold the properties until they can no longer meet their debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberties, any development of the remaining lot will require additional funding of capital. The Registrant has not identified any sources for this funding, and does not anticipate being able to identify any such sources for the foreseeable future.


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

          (3)  Results of Operations

              During the second quarter of 2000, Registrant incurred a net loss of $132,171 ($7.33 per limited partnership unit) compared to a net loss of $175,301 ($9.73 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant incurred a net loss of $270,472 ($15.01 per limited partnership unit) compared to a net loss of $300,792 ($16.69 per limited partnership unit) for the same period in 1999.

              Rental income increased $29,040 to $206,210 in the second quarter of 2000 from $177,170 in the same period in 1999 and increased $29,420 to $394,222 for the first six months of 2000 from $364,802 for the same period in 1999. Rental income increased due to an increase in average occupancy for the second quarter (93% to 95%) and for the first six months (92% to 95%) of 2000 at Flint Goodridge.

               Rental operations expense increased $7,801 to $105,527 in the second quarter of 2000 from $97,726 in the same period in 1999 and increased $21,806 to $200,535 for the first six months of 2000 from $178,729 for the same period in 1999. Rental operations increased due to an increase in wages and salaries at Flint Goodridge due to the change in management company.

              Losses incurred during the second quarter at the Registrant's properties were approximately $70,000, compared to a loss of approximately $113,000 for the same period in 1999. Losses incurred during the first six months of 2000 at the Registrant's properties were approximately $148,000 compared to a loss of approximately $176,000 for the same period in 1999.

             In the second quarter of 2000, Registrant incurred a loss of $35,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $50,000, including $51,000 of depreciation and amortization expense for the same period in 1999 and for the first six months of 2000 incurred a loss of $78,000 including $103,000 of depreciation and amortization expense, compared to a loss of $86,000, including $103,000 of depreciation and amortization expense for the same period in 1999. The decrease in the losses for the second quarter and first six months of 2000 as compared to the same periods in 1999 is due to an increase in rental income partially offset by an increase in salary and wages expense. Rental income increased due to an increase in average occupancy for the second quarter (93% to 95%) and for the first six months (92% to 95%) of 2000. Salary and wages expense increased due to a change in management company.

             In the second quarter of 2000, Registrant incurred a loss of $35,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $63,000 including $44,000 of depreciation and amortization expense in the second quarter of 1999 and for the first six months of 2000, Registrant incurred a loss of $70,000 at Robidoux, including $92,000 of depreciation and amortization expense, compared to a loss of $90,000, including $92,000 of depreciation and amortization expense for the same period in 1999. The decrease in the losses for the second quarter and first six months of 2000 as compared to the same periods in 1999 is due to a decrease in interest expense as a result of the interest rate decrease from 8.5% to 7.75% during 1999.

             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2000, the Bakery Apartments incurred a loss of $17,000 including $56,000 of depreciation and amortization expense compared to a loss of $19,000 including $50,000 of depreciation and amortization expense for the same period in 1999 and for the first six months of 2000, incurred a loss of $30,000, including $111,000 of depreciation and amortization expense compared to a loss of $36,000, including $101,000 of depreciation and amortization expense for the same period in 1999. The decrease in the losses from the second quarter and first six months of 1999 to the same periods in 2000 is due to an increase in rental income due to an increase in average rental rates, combined with a decrease in maintenance expense, partially offset by an increase in amortization expense. Maintenance expense decreased due to an overall decrease in general repairs made at the building. Amortization expense increased due to the additional loan costs incurred.

               The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2000, Registrant incurred a loss of $9,000 compared to a loss of $9,000 for the same period of 1999. For the first six months of 2000, Registrant incurred a loss of $16,000 at Kensington Tower compared to a loss of $17,000 for the same period of 1999. The decrease in the loss from the first six months of 1999 to the same periods in 2000 is due to an overall decrease in operating expenses.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)
                      CONSOLIDATED BALANCE SHEETS

                                Assets

                               June 30, 2000  December 31, 1999
                               -------------  -----------------
                               (Unaudited)
Rental properties, at cost:
 Land                           $    35,469      $    35,469
 Buildings and improvements      10,576,556       10,566,992
                                -----------      -----------
                                 10,612,025       10,602,461
Less - accumulated
 depreciation                    (4,319,684)      (4,105,411)
                                -----------      -----------
                                  6,292,341        6,497,050
Cash and cash equivalents            21,247            2,986
Restricted cash                      68,268           79,045
Investment in affiliate           1,337,691        1,353,816
Other assets (net of
 amortization of
 $115,642 and $113,216)             689,330          690,055
                                -----------      -----------
     Total                      $ 8,408,877      $ 8,622,952
                                ===========      ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $ 3,440,665      $ 3,467,316
 Accounts payable:
  Trade                           1,128,969          991,769
  Related parties                   448,398          500,851
 Interest payable                    21,440           23,495
 Tenant security deposits            27,294           26,571
 Other liabilities                      336                0
                                -----------      -----------
     Total liabilities            5,067,102        5,010,002
 Minority interests                 244,195          244,897
Partners' equity                  3,097,580        3,368,053
                                -----------      -----------
     Total                      $ 8,408,877      $ 8,622,952
                                ===========      ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                               Three months          Six months
                              ended June 30,       ended June 30,
                              2000      1999       2000      1999
                              ----      ----       ----      ----
Revenues:
 Rental income             $206,210   $177,170   $394,222  $364,802
                           --------   --------   --------  --------
  Total revenues            206,210    177,170    394,222   364,802
                           --------   --------   --------  --------
Costs and expenses:
 Rental operations          105,527     97,726    200,535   178,729
 General and administrative  42,000     42,000     84,000    84,000
 Interest                    74,022     96,160    148,036   170,460
 Depreciation and
  amortization              108,350    108,340    216,701   216,680
                           --------   --------   --------  --------
  Total costs and expenses  329,899    344,226    649,272   649,869
                           --------   --------   --------  --------
Loss before minority
 interest and equity in
 affiliate                 (123,689)  (167,056)  (255,050) (285,067)
Minority interest               351        629        702       900
Equity in net loss of
 affiliate                   (8,833)    (8,874)   (16,124)  (16,625)
                           --------   --------   --------  --------
Net loss                  ($132,171) ($175,301) ($270,472)($300,792)
                           ========   ========   ========  ========
Net loss per limited
 partnership unit:
  Loss before minority
   interest and equity in
    affiliate             ($   6.86) ($   9.27) ($  14.15)($  15.81)
  Minority interest             .02        .03        .04       .05
  Equity in net loss of
   affiliate                   (.49)      (.49)      (.90)     (.93)
                           --------   --------   --------  --------
                          ($   7.33) ($   9.73) ($  15.01)($  16.69)
                           ========   ========   ========  ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                           Six months ended
                                               June 30,
                                           2000        1999
                                           ----        ----
Cash flows from operating activities:
 Net loss                               ($270,472)  ($300,792)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization            216,701     216,680
 Equity in loss of affiliate               16,124      16,625
 Changes in assets and liabilities:
  Decrease in restricted cash              10,777      26,693
  (Increase) decrease in other assets      (1,703)      1,829
  Increase in accounts payable - trade    137,200      73,118
  Decrease in accounts payable related
   parties                                (52,453)     (2,672)
  (Decrease) increase in interest
   payable                                 (2,055)     12,636
  Increase (decrease) in tenant
   security deposits                          723        (433)
  Increase in other liabilities               336           0
                                         --------    --------
Net cash provided by operating
 activities                                55,178      43,684
                                         --------    --------
Cash flows from investing activities:
 Capital expenditures                      (9,564)     (9,777)
                                         --------    --------
Net cash used in investing activities      (9,564)     (9,777)
                                         --------    --------
Cash flows from financing activities:
 Principal payments                       (26,651)    (27,345)
 Minority interest                           (702)       (900)
                                         --------    --------
Net cash used in financing activities     (27,353)    (28,245)
                                         --------    --------
Increase (decrease) increase in cash
 and cash equivalents                      18,261       5,662
Cash and cash equivalents at
 beginning of period                        2,986       8,615
                                         --------    --------
Cash and cash equivalents at end of
 period                                  $ 21,247    $ 14,277
                                         ========    ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2001     DIVERSIFIED HISTORIC INVESTORS VII
      ----------------
                           By: Dover Historic Advisors VII,
                                General Partner

                               By: EPK, Inc., Partner

                                   By: /s/Spencer Wertheimer
                                       ---------------------
                                      SPENCER WERTHEIMER,
                                      President and Treasurer