Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2001-10-23
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                September 30, 2000
                               ----------------------------------

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 2000
        (unaudited) and December 31, 1999
        Consolidated Statements of Operations - Three Months and
        Nine Months Ended September 30, 2000 and 1999
        (unaudited)
        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 1999 (unaudited)
        Notes to Consolidated Financial Statements  (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 2000, Registrant had cash of $11,231. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $71,229 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

               During the third quarter of 2000, Registrant incurred a net loss of $132,947 ($7.38 per limited partnership unit) compared to a net loss of $161,165 ($8.94 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant incurred a net loss of $403,418 ($22.39 per limited partnership unit) compared to a loss of $461,957 ($25.64 per limited partnership unit) for the same period in 1999.

              Rental income increased $18,595 to $200,013 in the third quarter of 2000 from $181,418 in the same period in 1999 and increased $48,015 to $594,235 for the first nine months of 2000 from $546,220 for the same period in 1999. The increases for the third quarter and the first nine months of 2000 from the same periods in 1999 were due to an increase in rental income at Flint Goodridge, partially offset by a decrease in rental income at Robidoux. Rental income increased at Flint Goodridge due to an increase in the average occupancy for the third quarter (93% to 95%) and for the nine months (95% to 96%). Rental income decreased at Robidoux due to a decrease in the average occupancy.

               Rental operations expense increased $3,821 to $105,478 in the third quarter of 2000 from $101,657 in the same period in 1999 and increased $25,626 to $306,012 for the first nine months of 2000 from $280,386 for the same period in 1999. The increase from the first nine months and third quarter of 1999 to the same period in 2000 is due to an increase in the salary and wages expense at Flint Goodridge, partially offset by a decrease in maintenance expense at Flint Goodridge Apartments. Salary and wages expense increased as a result of the change in the management company. Maintenance expense decreased as a result of a decrease in general repairs made to the building in 2000 as compared to 1999.

              Losses incurred during the third quarter at the Registrant's properties were approximately $71,000, compared to a loss of approximately $101,000 for the same period in 1999. For the first nine months of 2000 losses incurred at the Registrant's properties were approximately $220,000 compared to a loss of approximately $277,000 for the same period in 1999.

              In the third quarter of 2000, Registrant incurred a loss of $38,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $58,000, including $51,000 of depreciation and amortization expense for the same period in 1999. For the first nine months of 2000, Registrant incurred a loss of $116,000 including $154,000 of depreciation and amortization expense, compared to a loss of $144,000, including $154,000 of depreciation and amortization expense for the same period in 1999. The decrease in the loss from the third quarter and the first nine months of 1999 to the same periods in 2000 is due to an increase in rental income combined with a decrease in maintenance expense, partially offset by a decrease in salary and wages expense. Rental income increased due to an increase in the average occupancy for the third quarter (93% to 95%) and for the nine months (95% to 96%). Maintenance expense decreased as a result of a decrease in general repairs made to the building in 2000 as compared to 1999. Salary and wages expense increased as a result of the change in the management company.

              In the third quarter of 2000, Registrant incurred a loss of $33,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $43,000 including $46,000 of depreciation and amortization expense in the third quarter of 1999. For the first nine months of 2000, Registrant incurred a loss of $104,000 including $137,000 of depreciation and amortization expense, compared to a loss of $133,000, including $137,000 of depreciation and amortization expense for the same period in 1999. The decrease in the losses from the third quarter and the first nine months of 1999 to the same periods in 2000 is due to a decrease in interest expense, partially offset by a decrease in rental income. Interest expense decreased as a result of the interest rate decrease from 8.5% to 7.75% during 1999. Rental income decreased due to a decrease in the average occupancy.

             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2000, the Bakery Apartments incurred a loss of $37,000 including $66,000 of depreciation and amortization expense compared to a loss of $37,000 including $56,000 of depreciation and amortization expense for the same period in 1999 and for the first nine months of 2000 incurred a loss of $72,000 including $167,000 of depreciation and amortization expense compared to a loss of $118,000 including $167,000 of depreciation and amortization expense for the same period in 1999. The decrease in the loss from the first nine months of 1999 to the same period in 2000 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to the increase in the average occupancy (90% to 93%). Maintenance expense decreased as a result of a decrease in general building repairs at the property as compared to 1999.

               The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2000, Registrant incurred a loss of $6,000 compared to a loss of $10,000 for the same period of 1999. The decrease in the loss from the third quarter of 1999 to the same period in 2000 is due to an increase in rental income due to an increase in the average rental rates of the apartment units. For the first nine months of 2000, Registrant incurred a loss of $23,000 at Kensington Tower compared to a loss of $20,000 for the same period of 1999. The increase in the loss from the first nine months of 1999 to the same period in 2000 is due an overall increase in the operating expenses of the property.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)
                   CONSOLIDATED BALANCE SHEETS

                             Assets

                                September 30,    December 31,
                                    2000             1999
                                    ----             ----
                                 (Unaudited)
Rental properties, at cost:
 Land                          $    35,469      $    35,469
 Buildings and improvements     10,577,657       10,566,992
                               -----------      -----------
                                10,613,126       10,602,461
 Less - accumulated
  depreciation                  (4,426,821)      (4,105,411)
                               -----------      -----------
                                 6,186,305        6,497,050
Cash and cash equivalents           11,231            2,986
Restricted cash                     71,229           79,045
Investment in affiliate          1,329,313        1,353,816
Other assets (net of
 amortization of
 $116,856 and $113,216)            691,851          690,055
                               -----------      -----------
     Total                     $ 8,289,929      $ 8,622,952
                               ===========      ===========

                Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $3,423,987       $ 3,467,316
 Accounts payable:
  Trade                         1,158,891           991,769
  Related parties                 450,398           500,851
 Interest payable                  19,440            23,495
 Tenant security deposits          27,579            26,571
 Other liabilities                  1,140                 0
                              -----------       -----------
     Total liabilities          5,081,435         5,010,002
Minority interests                243,860           244,897
Partners' equity                2,964,634         3,368,053
                              -----------       -----------
     Total                    $ 8,289,929       $ 8,622,952
                              ===========       ===========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                Three months          Nine months
                            ended September 30,   ended September 30,
                              2000       1999       2000       1999
                              ----       ----       ----       ----
Revenues:
 Rental income              $200,013   $181,418   $594,235   $546,220
                            --------   --------   --------   --------
  Total revenue              200,013    181,418    594,235    546,220
                            --------   --------   --------   --------
Costs and expenses:
 Rental operations           105,478    101,657    306,012    280,386
 General and administrative   42,000     42,000    126,000    126,000
 Interest                     69,089     84,882    217,124    255,342
 Depreciation and
  amortization               108,350    108,340    325,051    325,020
                            --------   --------   --------   --------
  Total costs and expenses   324,917    336,879    974,187    986,748
                            --------   --------   --------   --------
Loss before minority
 interests and equity in    (124,904)  (155,461)  (379,952)  (440,528)
 affiliate
Minority interest                335        434      1,037      1,334
Equity in net loss of
 affiliate                    (8,378)    (6,138)   (24,503)   (22,763)
                            --------   --------   --------   --------
Net loss                   ($132,947) ($161,165) ($403,418) ($461,957)
                            ========   ========   ========   ========
Net loss per limited
 partnership unit:
 Loss before minority
  interest and equity in
  affiliate                 ($  6.93)  ($  8.62) ($  21.09) ($  24.45)
 Minority interest               .02        .02        .06        .07
 Equity in net loss of
  affiliate                 (    .47)  (    .34) (    1.36) (    1.26)
                             -------    -------   --------   --------
                            ($  7.38)  ($  8.94) ($  22.39) ($  25.64)
                             =======    =======   ========   ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                          Nine months ended
                                            September 30,
                                           2000        1999
                                           ----        ----
Cash flows from operating activities:
 Net loss                               ($403,418)  ($461,957)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Depreciation and amortization            325,051     325,020
 Equity in loss of affiliate               24,503      22,763
 Changes in assets and liabilities:
 Decrease in restricted cash                7,816      35,413
 Increase in other assets                  (5,436)     (1,961)
 Increase in accounts payable - trade     167,121     114,452
 Decrease in accounts payable related
  parties                                 (50,454)     (3,373)
 (Decrease) increase in interest
  payable                                  (4,055)     21,453
 Increase (decrease) in tenant
  security deposits                         1,008        (798)
 Increase in other liabilities              1,140           0
                                         --------    --------
Net cash provided by operating
 activities                                63,276      51,012
                                         --------    --------
Cash flows from investing activities:
 Capital expenditures                     (10,665)    (12,944)
                                         --------    --------
Net cash used in investing activities     (10,665)    (12,944)
                                         --------    --------
Cash flows from financing activities:
 Principal payments                       (43,329)    (40,320)
 Minority interest                         (1,037)     (1,334)
                                         --------    --------
Net cash used in financing activities     (44,366)    (41,654)
                                         --------    --------
Decrease in cash and cash equivalents       8,245      (3,586)
Cash and cash equivalents at
 beginning of period                        2,986       8,615
                                         --------    --------
Cash and cash equivalents at end of
 period                                  $ 11,231    $  5,029
                                         ========    ========

The accompanying notes are an integral part of these financial statements.

               DIVERSIFIED HISTORIC INVESTORS VII
              (a Pennsylvania limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management,
all   adjustments,  consisting  of  normal  recurring   accruals,
necessary for a fair presentation of the results of the interim periods presented.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          To the best of its knowledge, Registrant is not a party to, nor is any of its property the subject of, any pending material legal proceedings.

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

            (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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