Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2004-07-20
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                  33-26385
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS VII
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2539694
-------------------------------                        ----------
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

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 17,839 Units
                                                            ------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes         No   X
                                            -----      -----

                                PART I

Item 1.   Business

          a. General Development of Business

              Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2000, Registrant had outstanding 17,839 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned seven properties or interests therein. Interests in two properties have been lost through foreclosure of the properties, and interests in two others have been reduced substantially. See Item
2. Properties, for a description of the remaining properties. Registrant currently owns interests in five properties. For a discussion of the operations of the Registrant, See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

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

              As of December 31, 2000, Registrant owned interests in five properties located in Nebraska (one), Missouri (one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 2000, 147 apartment units were under lease at monthly rental rates ranging from $265 to $580. For a further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. The competition for moderate-to-low income residential tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In addition, rents are fixed in relation to specified income levels of the tenants. In each market (New Orleans, Louisiana, Omaha, Nebraska, and St. Joseph, Missouri), there are several similar historically-certified rehabilitated buildings that are available to tenants who fall within certain income restrictions. However, there is no organization which holds a dominant position in the residential housing in any of the geographic areas in which Registrant's properties are located.

             Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                    d. Financial Information about Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data

Item 2.      Properties

              As of December 31, 2000, Registrant owned controlling interests in two partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

           a. Flint-Goodridge Apartments - consists of a 93 unit low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of
$2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 2000 was $2,139,918. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease.

           The property is managed by a property management firm which is an affiliate of the Registrant's general partner in FGGP. As of December 31, 2000, 87 units were under lease (94%) with monthly rents ranging from $418 to $580. All leases are renewable, one-year leases. The occupancy rate was 89% for 1999, 91% for 1998, 95% for 1997, and
92% for 1996. The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a tax basis of $4,212,019 and the buildings are depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $75,094.62 which is based on an assessed value of $442,540 taxed at a rate of $169.69 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Robidoux School Apartments - consists of a 60 unit low income housing facility at 201 South 10th Street in St. Joseph,
Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction loan of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (the loan was paid off as of August 1, 2000), and a CDBG grant of $38,500. A portion of the construction loan was paid through a line of credit extended by another lender ($478,174 principal outstanding at December 31, 2000) which bears interest at the prime rate (8% at December 31, 2000 and 8.5% at December 31, 1999) and is due October 2008. This loan is personally guaranteed by an affiliate of the Registrant's general partner. On October 30, 1995, the balance of the construction loan was repaid with two new loans, one for $850,000 and the other for $200,000. The first loan bears interest at 7.75% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. At December 31, 2000, there was $756,871 outstanding on the loan. The second loan had an interest rate of 8.75% and was due in March 1996. It was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The CDBG loan bears interest at 1% and both principal and interest were payable monthly until it matured in September 2000.

                The property is managed by an independent property management firm. As of December 31, 2000, all 60 apartment units were under lease (100%), with monthly rents ranging from $265 to $420. All leases are renewable, one-year leases. The occupancy rate was 98% for 1999, 95% for 1998, 99% for 1997, and 98% for 1996. The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a federal tax basis of $4,364,308 and the building is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $484.30 which is based on an assessed value of $8,480 taxed at a rate of $57.11 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in BAGP for an aggregate cash contribution of $1,400,000. BAGP subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 and the other for $201,500 (principal balance of $189,371 at December 31, 2000). The first loan bore interest at 8.25%, with monthly principal and interest payments based on a 30-year amortization schedule, principal was due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. The first loan was refinanced in November 1998. The new loan was for $3,100,000 (principal balance of $3,034,964 at December 31, 2000), bears interest at 6.775%, is payable in monthly payments of principal and interest in the amount of $20,158 and is due in November 2008. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 2000) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner. The Bakery Apartments was sold on May 28, 2003. The net proceeds of the sale were used to pay the expenses of the Registrant.

              The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 2000, 68 units are under lease (100%) with rents ranging from $570 to $2,250. All leases are renewable, one-year leases. The occupancy rate was 91% for 1999, 96% for 1998, 94% for 1997, and 95% for 1996.
The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a basis of $3,444,331 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $13,958.23 which is based on an assessed value of $75,210 taxed at a rate of $18.56 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d. Kensington Tower ("Hill Hotel") - consists of a 65 unit low income housing facility and 3,550 square feet of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property, for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 2000 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 2000 of $109,452) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $448,401 at December 31, 2000), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. The Hill Hotel was sold on June 1, 2002. The net proceeds from the sale were used to pay the expenses of the Registrant.

            The property is managed by an independent property management firm. As of December 31, 2000, 43 units are under lease (66%) with monthly rents ranging from $390 to $625. All leases are renewable, one-year leases. The occupancy rate was 91% for 1999, 94% for 1998, 97% for 1997, and 94% for 1996. The monthly rental range has been approximately the same from 1996 to 1999. From 1999 to 2000 rates increased due to the increased specified income levels of its tenants. For tax purposes, this property has a tax basis of $5,323,340 and is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $37,553.14 which is based on an assessed value of $1,970,000 taxed at a rate of $19.062 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item  5.       Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 166 units of record were sold or exchanged in 2000.

          b. As of December 31, 2000, there were 1,726 record holders of Units.

          c. Registrant has not declared any cash dividends in 2000 or 1999.


          Item 6.   Selected Financial Data

          The following selected financial data are for the five years ended December 31, 2000. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         2000       1999         1998        1997       1996
                         ----       ----         ----        ----       ----
Rental income       $  773,580  $  728,042  $  738,997  $  725,798 $  713,215
Interest income          1,257       1,739       2,358           0      1,742
Net loss               467,836     613,300     632,754     198,574    708,659
Net loss per Unit        25.96       34.04       35.12       11.02      39.33
Total assets (net
 of depreciation
 and amortization)   8,168,614   8,622,952   9,120,351   9,570,778  9,929,110
Debt obligations     3,374,963   3,467,316   3,488,821   3,521,250  3,605,963

Note: See Part II, Item 7(3) Result of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          (1)  Liquidity

               As of December 31, 2000, Registrant had total unrestricted cash of $19,354. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2000, Registrant had restricted cash of $61,579 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

              It is the Registrant's intention to continue to hold the properties until they can no longer meet their debt service requirements and the properties (or its interests therein) are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness. With respect to Northern Liberties, any development of the remaining lot and building will require additional funding of capital. The Registrant has not yet identified any sources for this funding, and does not anticipate being able to identify any such sources for the foreseeable future.

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

          (3)  Results of Operations

              During 2000, the Registrant incurred a net loss of $467,836 ($25.96 per limited partnership unit), compared to a net loss of $613,302 ($34.04 per limited partnership unit) in 1999 and a net loss of $632,754 ($35.12 per limited partnership unit) in 1998.

              Rental income was $773,580 in 2000, $728,042 in 1999 and
$738,997 in 1998. The increase in rental income from 1999 to 2000 is due to an increase in average occupancy (91% to 94%) at the Flint
Goodridge Apartments. The decrease from 1998 to 1999 is due to a decrease in average occupancy at the Flint Goodridge Apartments (95% to 91%), partially offset by an increase in rental income at Robidoux due to an increase in average occupancy (95% to 98%).

             Other income was $20,717 in 2000, $31,700 in 1999, and $0
in 1998. The decrease in other income from 1999 to 2000 is due to an account payable write off that occurred during 1999 at the Robidoux Apartments, partially offset by an increase at Flint Goodridge due to a grant distributed to the property during the year. The increase in other income from 1998 to 1999 was due to the write-off of an account payable at Robidoux.

              Rental operations expense was $457,716 in 2000, $419,821 in 1999 and $405,012 in 1998. The increase in rental operations expense from 1999 to 2000 is due to an increase in real estate taxes, partially offset by a decrease in maintenance expense. The increase in real estate taxes is due to the expiration of the ten year tax abatement at Flint Goodridge. The decrease in maintenance expense is due to a decrease in various building related repairs at Flint Goodridge. The increase from 1998 to 1999 is due to an increase in maintenance expense at Flint Goodridge and an increase in wages and salaries at Robidoux. Maintenance expense at Flint Goodridge increased due to the higher turnover of apartment units. The increase in wages and salary expense at Robidoux is due to charges made by the property's management company throughout the year for repairs.

              Interest expense was $326,019 in 2000, $325,634 in 1999,
and $343,902 in 1998. The decrease from 1998 to 1999 is due to a decrease in the principal balances upon which interest is calculated.

              Depreciation and amortization was $431,865 in 2000, $433,402 in 1999, and $431,559 in 1998.

              During the year, a loss of $378,000 was incurred at the Registrant's properties compared to a loss of $363,000 in 1999, and a loss of $383,000 in 1998. A discussion of individual property operations/activities follows:

             In 2000, Registrant sustained a loss of $197,000 at Flint-Goodridge including $203,000 of depreciation and amortization expense compared to a loss of $210,000 including $205,000 of depreciation and amortization expense in 1999 and a loss of $182,000 including $205,000
of  depreciation  and  amortization expense  in  1998.   Since  Flint-
Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The decrease in loss from 1999 to 2000 is due to an increase in rental income and other income and a decrease in maintenance expense, partially offset by an increase in real estate tax expense. Rental income increased due to an increase in average occupancy (91% to 94%). The increase in other income is due to a grant that was distributed to the property in 2000. The decrease in maintenance expense is due to a decrease in various building related repairs. The increase in real estate taxes is due to the expiration of the ten year tax abatement at Flint Goodridge. The increase in the loss from 1998 to 1999 is due to the decrease in rental income and an increase in maintenance expense. Rental income decreased due to a decrease in average occupancy (91% to
89%).   Maintenance  expense increased due to the higher  turnover  of apartments units.

              In 2000, Registrant incurred a loss of $179,000 at Robidoux including $184,000 of depreciation and amortization expense compared to a loss of $153,000 including $183,000 of depreciation and amortization expense in 1999 and a loss of $201,000 including $181,000 of depreciation and amortization expense in 1998. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The increase in loss from 1999 to 2000 is due to a decrease in other income and an increase in miscellaneous operating expense and interest expense. The decrease in other income is due to an account payable write off that occurred during 1999. The increase in miscellaneous operating expense is due to an increase in various office related expenses. The increase in interest expense is due to a prior year adjustment. The decrease in the loss from 1998 to 1999 is due to an increase in rental and other income and a decrease in interest expense, partially offset by an increase in depreciation and wages and salary expense. The increase in rental income is due to an increase in the average occupancy (98% to 100%). The increase in other income in 1999 was primarily for the write-off of an account payable. Interest expense decreased due to a decrease in the principal balance upon which interest is calculated. Depreciation expense increased due to depreciation of capital improvements made at the property. The increase in wages and salary expense is the result of charges made by the management company throughout the year for repairs.

             Summary of Minority Interest Investments

              The  Registrant owns a minority interest in  the  Bakery
Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In 2000, the Bakery Apartments incurred a loss of $77,000 including $202,000 of depreciation and amortization expense compared to a loss of $191,000 including $202,000 of depreciation and amortization expense in 1999 and a loss of $184,000 including $239,000 of depreciation and amortization expense in 1998. The Registrant expects that full occupancy and positive cash flow will continue throughout 2001. The Bakery Apartments was sold on May 28, 2003 . The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In 2000, Registrant incurred a loss of $36,000 compared to a loss of $29,000 in 1999, and a loss of $28,000 in 1998. The increase in the loss from 1999 to 2000 is due to a decrease in other income and an increase in maintenance expense. The decrease in other income is due to a decrease in commercial rents and interest income. The increase in maintenance expense is due to increases in general repairs and maintenance salaries. The increase in the loss from 1998 to 1999 is due a decrease in rental income resulting from a decrease in occupancy, and an increase in maintenance expenses due to repairs made at the property. The Hill Hotel was sold on June 1, 2002. The net proceeds from the sale were used to pay the expenses of the Registrant.

Item7A.   Quantitative and Qualitative Disclosures about Market Risk

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.
           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.   Financial Statements and Supplementary Data

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VII

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VII (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations and changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Flint Goodridge General Partnership, which statements reflect total assets of $3,038,749 and $3,241,113 as of December 31, 2000 and 1999, respectively, and total revenues of $566,137 and $503,132, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Flint Goodridge General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VII as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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



Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
July 20, 2001

                     Independent Auditor's Report


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2001, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated, February 2, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 2, 2001

                     Independent Auditor's Report




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 2000 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 2, 2001

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                              Page

     Consolidated Balance Sheets at December 31, 2000 and 1999   16

     Consolidated Statements of Operations for the Years
      Ended December 31, 2000, 1999 and 1998                     17

     Consolidated Statements of Changes in Partners' Equity
      for the Years Ended December 31, 2000, 1999 and 1998       18

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998                     19

     Notes to consolidated financial statements                20-25


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation    26-27

     Notes to Schedule XI                                       28


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2000 and 1999

                                Assets

                                             2000        1999
                                             ----        ----
Rental properties at cost:
 Land                                  $    35,469  $    35,469
 Buildings and improvements             10,577,922   10,566,992
                                       -----------  -----------
                                        10,613,391   10,602,461
 Less - accumulated depreciation        (4,532,396)  (4,105,411)
                                       -----------  -----------
                                         6,080,995    6,497,050
Cash and cash equivalents                   19,354        2,986
Restricted cash                             61,579       79,045
Investments in affiliates                1,595,808    1,635,352
Other assets (net of accumulated
 amortization of $118,022 and
 $113,216)                                 410,878      408,519
                                       -----------  -----------
         Total                         $ 8,168,614  $ 8,622,952
                                       ===========  ===========

                 Liabilities and Partners' Equity

Liabilities:
 Debt obligations                      $ 3,374,963  $ 3,467,316
 Accounts payable:
  Trade                                  1,034,829      991,769
  Related parties                          484,837      500,851
 Interest payable                          103,181       23,495
 Tenant security deposits                   26,885       26,571
 Other liabilities                             619            0
                                       -----------  -----------
         Total liabilities               5,025,314    5,010,002
Minority interests                         243,084      244,897
Partners' equity                         2,900,216    3,368,053
                                       -----------  -----------
         Total                         $ 8,168,614  $ 8,622,952
                                       ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2000, 1999 and 1998


                                        2000        1999         1998
                                        ----        ----         ----

Revenues:
 Rental income                     $  773,580   $  728,042   $  738,997
 Other income                          20,717       31,700            0
 Interest income                        1,257        1,739        2,358
                                   ----------   ----------   ----------
         Total revenues               795,554      761,481      741,355
                                   ----------   ----------   ----------
Costs and expenses:
 Rental operations                    457,715      419,821      405,012
 General and administrative            13,800      168,000      168,000
 Interest                             326,019      325,634      343,902
 Depreciation and amortization        431,865      433,402      431,559
                                   ----------   ----------   ----------
         Total costs and expenses   1,229,399    1,346,857    1,348,473
                                   ----------   ----------   ----------
Loss before minority interests
 and equity in affiliate             (433,845)    (585,376)    (607,118)
Minority interests                      1,813        1,530        2,011
Equity in net loss of affiliate       (35,804)     (29,454)     (27,647)
                                   ----------   ----------   ----------
Net loss                          ($  467,836) ($  613,300) ($  632,754)
                                   ==========   ==========   ==========

Net loss per limited partnership
 unit:
 Loss before minority interests
  and equity in affiliate         ($    24.08) ($    32.49) ($    33.70)
 Minority interests                       .10          .08          .11
Equity in net loss of affiliate   ($     1.98) ($     1.63) ($     1.53)
                                   ----------   ----------   ----------
                                  ($    25.96) ($    34.04) ($    35.12)
                                   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------

         For the years ended December 31, 2000, 1999 and 1998



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     VII (1)        (2)        Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1997       $456,646    $4,157,461    $4,614,107
Net loss                             (6,328)     (626,426)     (632,754)
                                   --------    ----------    ----------
Balance at December 31, 1998        450,318     3,531,035     3,981,353
Net loss                             (6,133)     (607,167)     (613,300)
                                   --------    ----------    ----------
Balance at December 31, 1999        444,185     2,923,868     3,368,053
Net loss                             (4,678)     (463,158)     (467,836)
                                   --------    ----------    ----------
Balance at December 31, 2000       $439,507    $2,460,710    $2,900,217
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 17,839 limited partnership units outstanding at December 31, 2000, 1999, and 1998.


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2000, 1999 and 1998

                                            2000       1999       1998
                                            ----       ----       ----

Cash flows from operating
 activities:
 Net loss                               ($467,836)  ($613,300)  ($632,754)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization           431,865     433,402     431,559
  Minority interest                        (1,813)     (1,530)     (2,011)
  Equity in loss of affiliate              35,804      29,454      27,647
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash   17,466      37,250     (72,991)
  Increase in other assets                 (3,500)     (3,427)     (1,529)
  Increase in accounts payable - trade     43,060     179,457      74,283
  (Decrease) increase in accounts
   payable - related parties              (16,014)    (30,106)    150,814
  Increase (decrease) in interest payable  79,686     (10,391)     (4,502)
  Increase (decrease) in tenant
   security deposits                          314         (24)     (3,827)
  Increase in other liabilities               619           0           0
                                         --------    --------    --------
  Net cash provided by (used in)
   operating activities                   119,651      20,785     (33,311)
                                         --------    --------    --------
Cash flows from investing activities:
 Capital expenditures                     (10,930)     (4,909)    (18,020)
                                         --------    --------    --------
  Net cash used in investing activities   (10,930)     (4,909)    (18,020)
                                         --------    --------    --------
Cash flows from financing activities:
 Principal payments                       (92,353)    (21,505)    (32,429)
                                         --------    --------    --------
 Net cash used in financing activities    (92,353)    (21,505)    (32,429)
                                         --------    --------    --------
Increase (decrease) in cash and
 cash equivalents                          16,368      (5,629)    (83,760)
Cash and cash equivalents at
 beginning of year                          2,986       8,615      92,375
                                         --------    --------    --------
Cash and cash equivalents at end of year $ 19,354    $  2,986    $  8,615
                                         ========    ========    ========


Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year for interest $246,333    $336,025    $348,404


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

1.   Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 16.83% in one partnership, which it accounts for on the cost method, and a minority interest of 30% in one partnership, which it accounts for on the equity method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of results for those years.

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

3.   Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 2000, 1999, and 1998).

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

NOTE E - DEBT OBLIGATIONS

Debt obligations are as follows:
                                                    December 31,
                                                 2000         1999
                                                 ----         ----
Mortgage   payable,  interest   at   10%;    $2,139,918   $2,173,882
payable   in   monthly  installments   of
principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property

Note  payable, interest at 7.75% in  2000       756,871      774,946
and   in  1999;  principal  and  interest
payments of $6,458 due monthly; with maturity at October 2005; collateralized by related rental property


Note  payable,  interest accrues  at  the       478,174      513,321
prime rate (effective rate of 8% and 8.5%
at    December   31,   2000   and   1999,
respectively);  principal   balance   due
October 2018; collateralized by related rental property (A)

Note payable, interest at 1%; principal
and interest payments of $648 due
monthly; remaining principal due
September 2000; collateralized by related
rental property                                      0         5,167
                                            ----------    ----------
                                            $3,374,963    $3,467,316
                                            ==========    ==========

(A) This note payable is personally guaranteed by an affiliate of the Registrant's co-general partner.

Maturities of debt obligations at December 31, 2000, are as follows:

          Year Ending December 31,

                 2001              $  57,048
                 2002                 64,252
                 2003                 68,580
                 2004                 75,205
                 2005                723,013
                 Thereafter        2,326,865
                                  ----------
                                  $3,374,963
                                  ==========

NOTE F - RELATED PARTY TRANSACTIONS

Included in Accounts Payable - Related Party is $412,937 and $428,555 at December 31, 2000 and 1999, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $44,557 and $44,953 at December 31, 2000 and 1999, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $27,343 at December 31, 2000 and 1999, owed to the General Partner, for amounts advanced to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

NOTE G - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation follows:

                                       For the Years Ended December 31,
                                         2000        1999       1998
                                         ----        ----       ----
Net loss - book                    ($  467,836)($  613,300)($  632,754)
Other income                           (20,717)    (31,700)          0
Minority interest                      155,866     166,396     138,002
Excess of book over tax depreciation   114,672     161,871     168,344
                                    ----------  ----------  ----------
Net income (loss) - tax            ($  218,015)($  316,733)($  326,408)
                                    ==========  ==========  ==========

Partners' equity - book             $2,900,216  $3,368,053  $3,981,353
Distribution to limited partners        33,861      33,861      33,861
Costs of issuance                    2,288,270   2,288,270   2,288,270
Basis reduction due to Investment
 Tax Credit                         (3,790,041) (3,790,041) (3,790,041)
Cumulative tax under book loss       4,170,384   3,920,562   3,623,995
Capital contributions                 (641,684)   (641,684)   (641,684)
                                    ----------  ----------  ----------
Partner's equity - tax              $4,961,006  $5,179,021  $5,495,754
                                    ==========  ==========  ==========


NOTE H - SUBSEQUENT EVENTS

  1.) On May 28, 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant. The Registrant incurred a loss on sale in the amount of $142,029.


  2.) On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant. The Registrant incurred a loss on sale in the amount of $1,233,064.

                       SUPPLEMENTAL INFORMATION

          DIVERSIFIED HISTORIC INVESTORS VII
               (a limited partnership)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
------------------------------------------------------
                  DECEMBER 31, 2000



                                                Cost
                                            Capitalized
                       Initial Cost          Subsequent
                      to Partnership             to
                            (b)             Acquisition

                                   Buildings
                                     and                   Date    Date
                  Encum-           Improve-   Improve-      of      Ac-
Description       brances   Land    ments      ments      Constr. quired
-----------       -------   ----   ---------  --------    ------- ------
  (a)              (d)      (b)

93 unit
apartments
in New
Orleans, LA   $2,139,918  $17,182  $4,667,050  $1,000,647  1989   7/89

60 unit
apartments
in St.
Joseph, MO     1,234,329    1,500   2,482,287   2,326,235  1989   9/89

12,247 square
feet of
residential
and commercial
space in
Philadelphia,
PA                  -      16,787     101,703           0  (a)   2/90
               ---------- -------  ----------  ----------
               $3,374,247 $35,469  $7,251,040  $3,326,882
               ========== =======  ==========  ==========




                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2000


                      Buildings
                        and                   Accumu-
Description           Improve-     Total       lated
    (a)       Land     ments       (b)(c)   Depr.(c)(e)
-----------   ----   ---------    -------   -----------
93 unit
apartments
in New
Orleans, LA   $17,182 $ 5,667,697 $ 5,684,879 $2,736,397

60 unit
apartments
in St.
Joseph, MO      1,500   4,808,522   4,810,022  1,795,999

12,247 square
feet of
residential
and commercial
space in
Philadelphia,
PA             16,787     101,703     118,490       -
              ------- ----------- ----------- ----------
              $35,469 $10,577,922 $10,613,391 $4,532,396
              ======= =========== =========== ==========

                  DIVERSIFIED HISTORIC INVESTORS VII
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 2000

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2000, for Federal income tax purposes was approximately $8,576,327. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)  Reconciliation of real estate:

                                        2000        1999        1998
                                        ----        ----        ----
Balance at beginning of year       $10,602,461 $10,597,552 $10,579,532
Additions during this year:
 Improvements                           10,930       4,909      18,020
                                   ----------- ----------- -----------
Balance at end of year             $10,613,391 $10,602,461 $10,597,552
                                   =========== =========== ===========


Reconciliation of accumulated depreciation:
                                        2000        1999        1998
                                        ----        ----        ----
Balance at beginning of year       $ 4,105,411 $ 3,676,865 $ 3,250,162
Depreciation expense for the year      426,985     428,546     426,703
                                   ----------- ----------- -----------
Balance at end of year             $ 4,532,396 $ 4,105,411 $ 3,676,865
                                   =========== =========== ===========

(D) See Note E to the consolidated financial statements for further information.

(E)  See   Note  B  to  the  consolidated  financial  statements   for
     depreciation method and lives.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure

          None.

Item 9A.  Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

          b. Identification of Executive Officers

              The  General Partner of the Registrant is Dover Historic
Advisors  VII  (DoHA-VII),  a Pennsylvania general  partnership.   The
partners of DoHA-VII are as follows:

Name         Age     Position         Term of Office    Period Served
----         ---     --------         --------------    -------------
Gerald                                                  December 1988-
 Katzoff     50    Partner in DoHA-VII  No fixed term    May 1997

Dover Historic
 Advisors, Inc.
 ("Dover                                                December 1988-
 Advisors")   --   Partner in DoHA-VII  No fixed term    May 1997

SWDHA, Inc.   --   Partner in DoHA-VII  No fixed term   Since May 1997

EPK, Inc.     --   Partner in DoHA-VII  No fixed term   Since May 1997


              For further description of DoHA-VII, see paragraph e. of
this Item. There is no arrangement or understanding between either person named above and or any other person pursuant to which any person was or is to be selected as an officer.

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

           f.   Involvement in certain legal proceedings. - None.

           g.   Promoters and control persons.  - Not Applicable.

           h. Audit committee financial expert. - None.

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

          Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 34) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2000, Registrant paid no cash compensation to DoHA-VII, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2000 to Dover Advisors, DoHA-VII, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           a. Transactions with Management and Others - Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1997 through 1999.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

Item 14.  Principal Accounting Fees and Services

        a.   Audit Fees

        b.   Audit-Related Fees

        c.   Tax Fees

        d.   All Other Fees

                        PART IV

Item  15.  (A) Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

          1. Financial Statements:

             a. Consolidated Balance Sheets at December 31, 2000 and 1999.

             b. Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

             c.  Consolidated Statements of Changes in Partners'
                 Equity for the Years Ended December 31, 2000, 1999 and 1998.

             d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

             e.  Notes  to  consolidated  financial statements.


          2. Financial statement schedules:

             a. Schedule  XI-  Real   Estate   and Accumulated Depreciation.

             b. Notes to Schedule XI.

          3. Exhibits:

             (a) Exhibit
                 Number     Document
                 ------     --------
                    3       Registrant's Amended and Restated
                            Certificate      of       Limited
                            Partnership   and  Agreement   of
                            Limited  Partnership,  previously
                            filed as part of Amendment No.  2
                            of    Registrant's   Registration
                            Statement   on  Form  S-11,   are
                            incorporated herein by reference.
                  21        Subsidiaries  of  the  Registrant
                            are  listed in Item 2. Properties
                            of this Form 10-K.

                  31        General      Partners     Opinion
                            Certification

                  32        Certification  Pursuant   to   18
                            U.S.C.  Section 1350, As  Adopted
                            Pursuant  to Section 906  of  the
                            Sarbanes-Oxley Act of 2002

             (b)  Reports on Form 8-K:
                  No reports were filed on Form 8-K during the quarter ended December 31, 2000.

             (c)  Exhibits:
                  See Item 14 (A) (3) above.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 2004      DIVERSIFIED HISTORIC INVESTORS VII
       -------------      ----------------------------------

                           By: Dover Historic Advisors VII, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 2004      DIVERSIFIED HISTORIC INVESTORS VII
       -------------      ----------------------------------

                           By: Dover Historic Advisors VII, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.    I  have reviewed this annual report on Form 10-K for the  period
 ended December 31, 2000   of Diversified Historic Investors VII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management
    or   other   employees  who  have  a  significant  role   in   the
    registrant's internal control over financial reporting.



Date: July 20, 2004                            /s/ Spencer Wertheimer
      -------------                            ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President (principal
                                               executive officer, principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors VII on Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 20, 2004                            /s/ Spencer Wertheimer
      -------------                            ----------------------
                                        Name:  Spencer Wertheimer
                                       Title:  President (principal
                                               executive officer, principal
                                               financial officer) of the
                                               registrant's managing
                                               partner, EPK, Inc.