Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2004-07-20
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                3326385
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS VII
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2539694
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes        No   X
                                                     -----     -----

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                 March 31, 2001   December 31, 2000
                                 --------------   -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $    35,469         $    35,469
 Buildings and improvements       10,582,992          10,577,922
                                 -----------         -----------
                                  10,618,461          10,613,391
Less -  accumulated depreciation  (4,639,232)         (4,532,396)
                                 -----------         -----------
                                   5,979,229           6,080,995
Cash and cash equivalents             13,593              19,354
Restricted cash                       59,990              61,578
Investment in affiliate            1,587,245           1,595,808
Other assets (net of amortization
 of $119,302 and $118,082)           405,210             410,879
                                 -----------         -----------
     Total                       $ 8,045,267         $ 8,168,614
                                 ===========         ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $ 3,360,473         $ 3,374,247
 Accounts payable:
  Trade                            1,086,983           1,034,829
  Related parties                    437,632             484,837
 Interest payable                    102,567             103,181
 Other Liabilities                     1,351               1,335
 Tenant security deposits             25,962              26,885
                                 -----------         -----------
     Total liabilities             5,014,968           5,025,314
Minority interest                    242,698             243,084
Partners' equity                   2,787,601           2,900,216
                                 -----------         -----------
     Total                       $ 8,045,267         $ 8,168,614
                                 ===========         ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                                    Three months ended
                                         March 31,
                                    2001          2000
Revenues:                           ----          ----
 Rental income                   $189,941      $188,012
 Other income                         206             0
                                 --------      --------
     Total revenues               190,147       188,012
                                 --------      --------
Costs and expenses:
 Rental operations                115,105        95,007
 General and administrative             0        42,000
 Interest                          71,424        74,014
 Depreciation and amortization    108,056       108,350
                                 --------      --------
        Total costs and expenses  294,585       319,371
                                 --------      --------
Loss before minority interests
 and equity in affiliate         (104,438)     (131,359)
Minority interests' portion of loss   386           350
Equity in net loss of affiliate    (8,563)       (7,292)
                                 --------      --------
Net loss                        ($112,615)    ($138,301)
                                 ========      ========

Net loss per limited
 partnership unit              ($    6.25)    ($   7.68)
                                 ========      ========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             2001          2000
                                             ----          ----
Cash flows from operating activities:
 Net loss                                 ($112,615)   ($138,301)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             108,056      108,350
  Minority interest                            (385)        (350)
  Equity in loss of affiliate                 8,563        7,292
 Changes in assets and liabilities:
 Decrease  in restricted cash                 1,588       10,178
 Decrease in other assets                     4,444        1,922
 Increase in accounts payable - trade        52,159       82,946
 Decrease in accounts payable - related
  parties                                   (47,206)     (44,953)
 Decrease in interest payable                  (614)      (1,351)
Increase in other liabilities                    16            0
(Decrease) increase in tenant
 security deposits                             (923)         618
                                           --------     --------
Net cash provided by operating activities    13,083       26,351
                                           --------     --------
Cash flows from investing activities:
 Capital expenditures                        (5,070)      (5,917)
                                           --------     --------
Net cash used in investing activities        (5,070)      (5,917)
                                           --------     --------
Cash flows from financing activities:
 Principal payments                         (13,774)     (12,798)
                                           --------     --------
Net cash used in financing activities       (13,774)     (12,798)
                                           --------     --------
(Decrease) increase in cash and cash
 equivalents                                 (5,761)       7,636
Cash and cash equivalents at
 beginning of period                         19,354        2,986
                                           --------     --------
Cash and cash equivalents at end of period $ 13,593     $ 10,622
                                           ========     ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENT

On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

       On June 1, 2002, the Hill Hotel was sold. The net proceeds from
the   sale   were  used  to pay  the expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2001, Registrant had cash of $13,593. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2001 Registrant had restricted cash of $59,990 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


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

          (3)  Results of Operations

              During the first quarter of 2001, Registrant incurred a net loss of $112,615 ($6.25 per limited partnership unit) compared to a net loss of $138,301 ($7.68 per limited partnership unit) for the same period in 2000.

             Rental income increased $1,929 from $188,012 in the first quarter of 2000 to $189,941 in the same period of 2001. The increase in rental income is due to an increase in average occupancy at Robidoux (97% to 98%), partially offset by a decrease in rental income at Flint Goodridge due to a decrease in average occupancy (97% to 94%).

                Rental operations expense increased by $20,101 from $95,004 in the first quarter of 2000, to $115,105 in the same period of 2001. The increase in rental operations expense is due to an increase in wages and salary expense at Flint Goodridge and Robidoux. Wages and salaries expense increased at Flint Goodridge due to an increase in office salary expense. The increase at Robidoux is due to an increase in management salaries.

              Losses  incurred during the quarter at the  Registrant's
properties   were  approximately  $91,000  compared   to   losses   of
approximately $78,000 for the same period in 2000.

              In the first quarter of 2001 the Registrant incurred a loss of $53,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $43,000 in the first quarter of 2000 including $51,000 of depreciation and amortization expense. The increase in the loss from the first quarter of 2000 to the same quarter of 2001 is due to an increase in miscellaneous operating expense and a decrease in rental income. Miscellaneous operating expense increased due to general expenses made on behalf of the property. The decrease in rental income is due to a decrease in average occupancy (97% to 94%).

              In the first quarter of 2001 the Registrant incurred a loss of $38,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $35,000 including $ 46,000 of depreciation and amortization expense in the first quarter of 2000. The increase in the loss from the first quarter of 2000 to the same quarter of 2001 is due to an increase in wages and salaries expense, partially offset by an increase in rental income. The increase in wages and salary expense is due to an increase in management salaries. Rental income increased due to an increase in average occupancy (97% to 98%).


             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments in which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2001, the Bakery Apartments recognized a net income of $10,000 including $51,000 of depreciation and amortization expense compared to a loss of $6,000 including $56,000 of depreciation and amortization expense for the same period in 2000. The decrease in the loss from the first quarter of 2000 to the same period in 2001 is due to an overall decrease in rental operating expenses.

              On May 28, 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower (Hill Hotel), which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2001, Registrant incurred a loss of $9,000 compared to a loss of $7,000 in the same period of 2000. The increase in loss from the first quarter of 2000 to the same period in 2001 is due to an overall increase in rental operating expenses.

              On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk

             All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

              We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 4.      Controls and Procedures

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

             There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter
                      PART II - OTHER INFORMATION

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS VII

                              By: Dover Historic Advisors VII, its
                                  general partner

                                  By: EPK, Inc., managing partner

    Date: July 20, 2004               By: /s/ Spencer Wertheimer
          -------------                   ----------------------
                                          SPENCER WERTHEIMER
                                          President
                                          (principal executive
                                          officer, principal
                                          financial officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001 of Diversified Historic Investors VII;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VII on Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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