Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2004-07-20
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                33-26385
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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                   June 30, 2001    December 31, 2000
                                   -------------    -----------------
                                    (Unaudited)
Rental properties, at cost:
 Land                              $    35,469         $    35,469
 Buildings and improvements         10,587,234          10,577,922
                                   -----------         -----------
                                    10,622,703          10,613,391
Less - accumulated depreciation     (4,746,068)         (4,532,396)
                                   -----------         -----------
                                     5,876,635           6,080,995
Cash and cash equivalents               12,671              19,354
Restricted cash                         61,317              61,578
Investment in affiliate              1,583,049           1,595,808
Other assets (net of amortization
 of $120,523 and $118,082)             416,385             410,879
                                   -----------         -----------
     Total                         $ 7,950,057         $ 8,168,614
                                   ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                  $ 3,346,379         $ 3,374,247
 Accounts payable:
  Trade                              1,103,792           1,034,829
  Related parties                      434,983             484,837
 Interest payable                      101,216             103,181
 Tenant security deposits               25,769              26,885
 Other liabilities                       4,729               1,335
                                   -----------         -----------
     Total liabilities               5,016,868           5,025,314
Minority interests                     242,364             243,084
Partners' equity                     2,690,825           2,900,216
                                   -----------         -----------
     Total                         $ 7,950,057         $ 8,168,614
                                   ===========         ===========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)



                        Three months             Six months
                       ended June 30,          ended June 30,
                      2001        2000        2001        2000
                      ----        ----        ----        ----
Revenues:
 Rental income      $187,330    $206,210    $377,271    $394,222
 Interest income           0           0         206           0
                    --------    --------    --------    --------
  Total revenues     187,330     206,210     377,477     394,222
                    --------    --------    --------    --------
Costs and expenses:
 Rental operations   105,224     105,527     220,328     200,535
 General and
  administrative           0      42,000           0      84,000
 Interest             70,834      74,022     142,259     148,036
 Depreciation and
  amortization       108,056     108,350     216,112     216,701
                    --------    --------    --------    --------
  Total costs
   and expenses      284,114     329,899     578,699     649,272
                    --------    --------    --------    --------
Loss before minority
 interest and equity
 in affiliate        (96,784)   (123,689)   (201,222)   (255,050)
Minority interest        334         351         719         702
Equity in net loss
 of affiliate           (326)     (8,833)     (8,888)    (16,124)
                    --------    --------    --------    --------
Net loss           ($ 96,776)  ($132,171)  ($209,391)  ($270,472)
                    ========    ========    ========    ========


Net loss per limited
 partnership unit:
 Loss before minority
 interest  and
 equity in
 affiliate          ($   5.37)   ($  6.86)  ($  11.16)  ($  14.15)
 Minority interest        .01         .02         .03         .04
 Equity in net
  loss of
  affiliate         ($    .01)       (.49)       (.49)       (.90)
                     --------    --------    --------    --------
 Net loss           ($   5.37)  ($   7.33)  ($  11.62)  ($  15.01)
                     ========    ========    ========    ========



 The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                                 Six months ended
                                                     June 30,
                                                 2001        2000
                                                 ----        ----
Cash flows from operating activities:
 Net loss                                    ($209,392)  ($270,472)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                216,112     216,701
  Equity in loss of affiliate                    8,888      16,124
  Minority interest                               (719)       (702)
 Changes in assets and liabilities:
  Decrease in restricted cash                      261      10,777
  Increase in other assets                      (4,080)     (1,703)
  Increase in accounts payable - trade          68,963     137,200
  Decrease in accounts payable related parties (49,849)    (52,453)
  Decrease in interest payable                  (1,965)     (2,055)
  (Decrease)increase in tenant security deposits(1,116)        723
  Increase in other liabilities                  3,394         336
                                              --------    --------
Net cash provided by operating activities       30,497      54,476
                                              --------    --------
Cash flows from investing activities:
 Capital expenditures                           (9,312)     (9,564)
                                              --------    --------
Net cash used in investing activities           (9,312)     (9,564)
                                              --------    --------
Cash flows from financing activities:
 Principal payments                            (27,868)    (26,651)
                                              --------    --------
Net cash used in financing activities          (27,868)    (26,651)
                                              --------    --------
(Decrease) increase in cash and cash
 equivalents                                    (6,683)     18,261
Cash and cash equivalents at
 beginning of period                            19,354       2,986
                                              --------    --------
Cash and cash equivalents at end of period    $ 12,671    $ 21,247
                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENTS

On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of June 30, 2001, Registrant had cash of $12,671. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $61,317 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations
              During the second quarter of 2001, Registrant incurred a net loss of $96,776 ($5.37 per limited partnership unit) compared to a net loss of $132,171 ($7.33 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a net loss of $209,392 ($11.62 per limited partnership unit) compared to a net loss of $270,472 ($15.01 per limited partnership unit) for the same period in 2000.

              Rental income decreased $18,880 from $206,210 in the second quarter of 2000 to $187,330 in the same period of 2001 and increased $16,951 from $394,222 for the first six months of 2000 to $377,271 for the same period in 2001. Rental income decreased during the second quarter due to a decrease in average occupancy at Flint Goodridge (95% to 92%) and increased during the first six months due to an increase in average occupancy at Robidoux (95% to 98%).

             Rental operations expense decreased $303 from $105,527 in the second quarter of 2000 to $105,224 in the same period of 2001 and increased $19,793 from $200,535 for the first six months of 2000 to $220,328 for the same period in 2001. Rental operations expense decreased during the second quarter of 2001 due to a decrease in wages and salary expense at Flint Goodridge. Rental operations expense increased in the first six months of 2001 due to an increase in insurance expense at Robidoux.

               Losses incurred during the second quarter at the Registrant's properties were approximately $85,000, compared to losses of approximately $70,000 for the same period in 2000. Losses incurred during the first six months of 2001 at the Registrant's properties were approximately $175,000 compared to losses of approximately $148,000 for the same period in 2000.

             In the second quarter of 2001, Registrant incurred a loss of $52,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $35,000, including $51,000 of depreciation and amortization expense for the same period in 2000 and for the first six months of 2001 incurred a loss of $104,000 including $102,000 of depreciation and amortization expense, compared to a loss of $78,000, including $103,000 of depreciation and amortization expense for the same period in 2000. The increase in loss for the second quarter and first six months of 2001 as compared to the same periods in 2000 is due to a decrease in rental income. Rental income decreased due to a decrease in average occupancy for the second quarter and for the first six months (95% to 92%).

          In the second quarter of 2001, Registrant incurred a loss of $33,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $35,000 including $46,000 of depreciation and amortization expense in the second quarter of 2000 and for the first six months of 2001, Registrant incurred a loss of $71,000 at Robidoux, including $92,000 of depreciation and amortization expense, compared to a loss of $70,000, including $92,000 of depreciation and amortization expense for the same period in 2000. The decrease in loss for the second quarter of 2001, compared to the same period in 2000 is due to an increase in rental income due to an increase in average occupancy (95% to 98%). The increase in loss for the first six months of 2001 compared to the same period in 2000 is due to an increase in insurance expense.

             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2001, the Bakery Apartments recognized a net income of $7,000 including $51,000 of depreciation and amortization expense compared to a loss of $17,000 including $56,000 of depreciation and amortization expense for the same period in 2000 and for the first six months of 2001, incurred a net loss of $3,000, including $101,000 of depreciation and amortization expense compared to a loss of $30,000, including $111,000 of depreciation and amortization expense for the same period in 2000. The decrease in the losses from the second quarter and first six months of 2000 to the same periods in 2001 is due to an increase in rental income due to an increase in average rental rates and a decrease in maintenance expense. Maintenance expense decreased due to an overall decrease in general repairs made at the building.

                On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower in which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2000 and 2001, the Registrant incurred a loss of $9,000. For the first six months of 2001, Registrant incurred a loss of $17,000 at Kensington Tower compared to a loss of $16,000 for the same period of 2000.

                On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

Item 3       Quantitative and Qualitative Disclosures
          About Market Risk

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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

                              DIVERSIFIED HISTORIC INVESTORS VII

                              By: Dover Historic Advisors VII, its
                                  general partner

                                  By: EPK, Inc., managing partner

    Date: July 20, 2004               By: /s/ Spencer Wertheimer
          -------------                   ----------------------
                                          SPENCER WERTHEIMER
                                          President
                                          (principal executive
                                          officer, principal
                                          financial officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1.  I  have  reviewed  this quarterly report  on  Form  10-Q  for  the
 quarterly  period  ended  June  30,  2001  of  Diversified   Historic
 Investors VII;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VII on Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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