Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2004-07-20
CIK 845029

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                  September 30, 2001    December 31, 2000
                                  ------------------    -----------------
                                   (Unaudited)
Rental properties, at cost:
 Land                                 $    35,469          $    35,469
 Buildings and improvements            10,593,104           10,577,922
                                      -----------          -----------
                                       10,628,573           10,613,391
Less  - accumulated depreciation       (4,852,904)          (4,532,396)
                                      -----------          -----------
                                        5,775,669            6,080,995
Cash and cash equivalents                  13,430               19,354
Restricted cash                            69,921               61,578
Investment in affiliate                 1,575,766            1,595,808
Other assets (net of amortization
 of $121,743 and $118,082)                413,032              410,879
                                      -----------          -----------
     Total                            $ 7,847,818          $ 8,168,614
                                      ===========          ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                     $ 3,331,957          $ 3,374,247
 Accounts payable:
  Trade                                 1,117,864            1,034,829
  Related parties                         433,068              484,837
 Interest payable                          99,864              103,181
 Tenant security deposits                  24,969               26,885
 Other liabilities                          4,844                1,335
                                      -----------          -----------
     Total liabilities                  5,012,566            5,025,314
Minority interests                        242,032              243,084
Partners' equity                        2,593,220            2,900,216
                                      -----------          -----------
     Total                            $ 7,847,818          $ 8,168,614
                                      ===========          ===========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2001       2000          2001         2000
                           ----       ----          ----         ----
Revenues:
 Rental income          $186,026    $200,013      $563,298     $594,235
 Interest income               0           0           205            0
                        --------    --------      --------     --------
  Total revenue          186,026     200,013       563,503      594,235
                        --------    --------      --------     --------
Costs and expenses:
 Rental operations        98,181     105,478       318,509      306,012
 General and
  administrative               0      42,000             0      126,000
 Interest                 70,445      69,089       212,704      217,124
 Depreciation and
  amortization           108,056     108,350       324,168      325,051
                        --------    --------      --------     --------
  Total costs
   and expenses          276,682     324,917       855,381      974,187
                        --------    --------      --------     --------
Loss before minority
 interests and equity
 in affiliate            (90,656)   (124,904)     (291,878)    (379,952)
Minority interest            333         335         1,052        1,037
Equity in net loss of
 affiliate                (7,282)     (8,378)      (16,170)     (24,503)
                        --------    --------      --------     --------
Net loss               ($ 97,605)  ($132,947)    ($306,996)   ($403,418)
                        ========    ========      ========     ========

Net loss per limited
 partnership unit:
 Loss before minority
  interest and equity
  in affiliate         ($   5.04)  ($   6.93)    ($  16.21)   ($  21.09)
Minority interest            .02         .02           .06          .06
Equity in net loss of
 affiliate                  (.40)       (.47)         (.89)       (1.36)
                        --------    --------      --------     --------
Net loss               ($   5.42)  ($   7.38)    ($  17.04)   ($  22.39)
                        ========    ========      ========     ========


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                               Nine months ended
                                                 September 30,
                                               2001         2000
                                               ----         ----
Cash flows from operating activities:
 Net loss                                  ($306,996)    ($403,418)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization              324,168       325,051
  Equity in loss of affiliate                 16,170        24,503
  Minority interest                           (1,052)       (1,037)
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash      (8,342)        7,816
  Increase in other assets                    (1,942)       (5,436)
  Increase in accounts payable - trade        83,035       167,121
  Decrease in accounts payable related
   parties                                   (51,769)      (50,454)
  Decrease  in interest payable               (3,317)       (4,055)
  (Decrease) increase in tenant
   security deposits                          (1,917)        1,008
  Increase in other liabilities                3,510         1,140
                                            --------      --------
 Net cash provided by operating activities    51,548        62,239
                                            --------      --------
Cash flows from investing activities:
 Capital expenditures                        (15,182)      (10,665)
                                            --------      --------
Net cash used in investing activities        (15,182)      (10,665)
                                            --------      --------
Cash flows from financing activities:
 Principal payments                          (42,290)      (43,329)
                                            --------      --------
Net cash used in financing activities        (42,290)      (43,329)
                                            --------      --------
(Decrease) increase in cash and cash
 equivalents                                  (5,924)        8,245
Cash and cash equivalents at
 beginning of period                          19,354         2,986
                                            --------      --------
Cash and cash equivalents at end of period  $ 13,430      $ 11,231
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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of September 30, 2001, Registrant had cash of $13,430.
Such  funds  are  expected  to  be used  to  pay  the  liabilities  of
Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $69,921 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2001, Registrant incurred a net loss of $97,605 ($5.42 per limited partnership unit) compared to a net loss of $132,947 ($7.38 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a net loss of $306,996 ($17.04 per limited partnership unit) compared to a loss of $403,418 ($22.39 per limited partnership unit) for the same period in 2000.

              Rental income decreased $13,987 from $200,013 in the third quarter of 2000 to $186,026 in the same period of 2001 and decreased $30,937 from $594,235 for the first nine months of 2000 to $563,298 for the same period in 2001. The decreases for the third quarter and the first nine months from 2000 to the same periods in 2001 is due to a decrease in rental income at Flint Goodridge, partially offset by an increase in rental income at Robidoux. Rental income decreased at Flint Goodridge due to a decrease in the average occupancy for the third quarter and the first nine months (95% to 90%). Rental income increased at Robidoux due to an increase in average monthly rental rates.

              Rental operations expense decreased $7,297 from $105,478 in the third quarter of 2000 to $98,181 in the same period of 2001. The decrease in rental operations expense for the third quarter of 2000 to the same period in 2001 is due to a decrease in miscellaneous operating expense at Flint Goodridge and a decrease in maintenance expense at Robidoux, partially offset by an increase in wages and salaries at Flint Goodridge.

             Rental operations expense increased $12,496 from $306,013 in the first nine months of 2000 to $318,509 in the same period of 2001. The increase in rental operations expense for the first nine months of 2000 to the same period in 2002 is due to an increase in insurance expense, utilities expense and wages and salaries expense at Robidoux.

              General and administrative expenses decreased $42,000 from $42,000 in the third quarter of 2000 to $0 in the same period of 2001 and for the first nine months decreased $126,000 from $126,000 in the first nine months of 2000 to $0 in the same period of 2001. The Registrant ceased accruing partnership administration fees in 2000. The cash flow and debt of the Registrant make it unlikely that these fees will be paid.

               Losses incurred during the third quarter at the Registrant's properties were approximately $78,000, compared to a loss of approximately $71,000 for the same period in 2000. For the first nine months of 2001 losses incurred at the Registrant's properties were approximately $254,000 compared to a loss of approximately $220,000 for the same period in 2000.

             In the third quarter of 2001, Registrant recognized a net loss of $45,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $38,000, including $51,000 of depreciation and amortization expense for the same period in 2000. For the first nine months of 2001, Registrant incurred a loss of $150,000 including $154,000 of depreciation and amortization expense, compared to a loss of $116,000 including $154,000 of depreciation and amortization expense for the same period in 2000. The increase in the loss from the third quarter and the first nine months of 2000 to the same periods in 2001 is due to an increase in wages and salaries, a decrease in rental income, partially offset by a decrease in miscellaneous operating expense. The increase in wages and salaries is due to an increase in managers salaries. The decrease in rental income is due to a decrease in the average occupancy (95% to 90%). The decrease in miscellaneous operating expense is due to a decrease in general expenses made at the property.

              In the third quarter of 2001, Registrant incurred a loss
of $33,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $33,000, including $46,000 of depreciation and amortization expense in 2000. For the first nine months of 2001, Registrant incurred a loss of $104,000 including $138,000 of depreciation and amortization expense, compared to a loss of $104,000, including $137,000 of depreciation and amortization expense for the same period in 2000. The net loss during the first quarter and the first nine months of 2001 compared to those incurred during the same period of 2000 remained the same. The overall change from the first nine months of 2000 to the same period in 2001 is due to an increase in insurance expense, utilities expense and wages and salaries expense, partially offset by an increase in rental income and a decrease in maintenance expense. The increase in insurance expense is due to market conditions. The increase in utilities expense is due to an increase in electricity charges. The increase in wages and salaries expense is due to an increase in managers salaries. The increase in rental income is due to an increase in average monthly rental rates. The decrease in maintenance expense is due to a decrease in maintenance services.


             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2001, the Bakery Apartments incurred a loss of $16,000 including $50,000 of depreciation and amortization expense compared to a loss of $37,000 including $56,000 of depreciation and amortization expense for the same period in 2000 and for the first nine months of 2001 incurred a loss of $19,000 including $152,000 of depreciation and amortization expense compared to a loss of $72,000 including $167,000 of depreciation and amortization expense for the same period in 2000. The decrease in the loss from the third quarter and the first nine months of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to the increase in the average occupancy (93% to 99%). Maintenance expense decreased due to a decrease in general building repairs made at the property. The Bakery Apartments was sold on May 28, 2003. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2001, Registrant incurred a loss of $7,000 compared to a loss of $6,000 for the same period in 2000. The increase in the loss from the third quarter of 2000 to the same period in 2001 is due to an increase in overall operating expenses at the property. For the first nine months of 2001, Registrant incurred a loss of $16,000 at Kensington Tower compared to a loss of $23,000 for the same period of 2000. The decrease in the loss from the first nine months of 2000 to the same period in 2001 is due to in increase in rental income. The Hill Hotel was sold on June 1, 2002. The net proceeds from the sale were used to pay the expenses of the Registrant.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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

                              DIVERSIFIED HISTORIC INVESTORS VII

                              By: Dover Historic Advisors VII, its
                                  general partner

                                  By: EPK, Inc., managing partner

    Date: July 20, 2004               By: /s/ Spencer Wertheimer
          -------------                   ----------------------
                                          SPENCER WERTHEIMER
                                          President
                                          (principal executive
                                          officer, principal
                                          financial officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 of Diversified Historic Investors VII;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VII on Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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