Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2005-09-06
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2001
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                  33-26385
                       -----------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VII
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2539694
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19102
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 17,840 Units
                                                            ------------

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                            Yes          No   X
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2001. Refer to the Explanatory Note below.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VII (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2001 containing "unaudited" consolidated financial statements.

On July 11th, 2005 the Securities and Exchange Commission ("SEC") notified the Registrant of its non-compliance in meeting reporting requirements under Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The Registrant's inability to meet its reporting requirements is due to the dissolution of its former auditor, Gross Kreger & Passio, LLC. This event was discussed in Item 4.01 of the Registrant's Form 8-K filed on June 27th, 2005.

The Registrant recently engaged a new firm, Russell Bedford Stefanou Mirchandani, LLP to audit and review the Registrants' outstanding consolidated financial statements. The audit fieldwork began in July 2005; however, because of the time expected to be involved in having the new auditor perform the audit and review of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and the filing date of the amendment to this quarterly report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2001, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

              Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2001, Registrant had outstanding 17,839 units of limited partnership interest (the "Units").

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

              As of December 31, 2001, Registrant owned interests in five properties located in Nebraska (one), Missouri (one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 2001, 147 apartment units were under lease at monthly rental rates ranging from $275 to $714. For a further discussion of the properties, see Item 2. Properties.

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

                    d. Financial Information about Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data


Item 2.      Properties
             ----------

              As of December 31, 2001, Registrant owned controlling interests in two partnerships which each own one property and minority interests in two additional partnerships which each own one property. A summary description of each property is given below.

           a. Flint-Goodridge Apartments - consists of a 93 unit low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of $2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 2001 was $2,102,398. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease.

           The property is managed by a property management firm which is an affiliate of the Registrant's general partner in FGGP. As of December 31, 2001, 90 units were under lease (97%) with monthly rents ranging from $501 to $714. All leases are renewable, one-year leases. The occupancy rate was 94% for 2000, 89% for 1999, 91% for 1998, and 95% for 1997. The monthly rental range has been relatively the same since 1997. For tax purposes, this property has a tax basis of $4,212,019 and the building is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $28,536, which is based on an assessed value of $442,540 taxed at a rate of $169.69 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Robidoux School Apartments - consists of a 60 unit low income housing facility at 201 South 10th Street in St. Joseph,
Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction loan of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (the loan was paid off as of August 1, 2000), and a CDBG grant of $38,500. A portion of the construction loan was paid through a line of credit extended by another lender ($470,762 principal outstanding at December 31, 2001) which bears interest at the prime rate (5.0% at December 31, 2001 and 9.5% at December 31, 2000, respectively) and is due October 2008. This loan is personally guaranteed by an affiliate of the Registrant's general partner. On October 30, 1995, the balance of the construction loan was repaid with two new loans, one for $850,000 and the other for $200,000. The first loan bears interest at 7.75% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. At December 31, 2001, there was $737,344 outstanding on the loan. The second loan had an interest rate of 8.75% and was due in March 1996. It was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The CDBG loan bears interest at 1% and both principal and interest were payable monthly until it matured in September 2000.

                The property is managed by an independent property management firm. As of December 31, 2001, 57 apartment units were under lease (95%), with monthly rents ranging from $275 to $420. All leases are renewable, one-year leases. The occupancy rate was 100% for 2000, 98% for 1999, 95% for 1998, and 99% for 1997. The monthly rental range has been approximately the same since 1997. For tax purposes, this property has a federal tax basis of $4,371,496 and is depreciated using the straight-line method of depreciation with a useful life of
27.5 years. The annual real estate taxes are $1,594 which is based on an assessed value of $29,890 taxed at a rate of $1.59 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in BAGP for an aggregate cash contribution of $1,400,000. BAGP subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 and the other for $201,500 (principal balance of $189,371 at December 31, 2001). The first loan bore interest at 8.25%, with monthly principal and interest payments based on a 30-year amortization schedule, principal was due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. The first loan was refinanced in November 1998. The new loan was for $3,100,000 (principal balance of $2,997,538 at December 31, 2001), bears interest at 6.775%, is payable in monthly payments of principal and interest in the amount of $20,158 and is due in November 2008. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 2001) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner.

             On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 2001, 64 units are under lease (94%) with rents ranging from $505 to $2,065. All leases are renewable, one-year leases. The occupancy rate was 100% for 2000, 91% for 1999, 96% for 1998, and 94% for 1997.
The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a basis of $3,446,624 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $13,958.23 which is based on an assessed value of $75,210 taxed at a rate of $18.56 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d. Kensington Tower ("Hill Hotel") - consists of a 65 unit low income housing facility and 3,550 square feet of commercial space at 505 South 16th Street in Omaha, Nebraska. In June 1989, Registrant acquired a 98% general partnership interest in Hill Hotel Apartments Joint Venture ("HHAJV"), a Nebraska general partnership which owns the property, for a cash contribution of $2,350,000. HHAJV acquired and rehabilitated the property for $4,369,249 ($105.93 sf), including a construction note payable of $2,700,000. The note was originally due in April 1992. During 1990 and 1991, this note was partially refinanced with $400,000 of a $600,000 Community Development Block Grant ("CDBG") loan (principal balance at December 31, 2001 of $600,000), a $500,000 Tax Increment Financing ("TIF") Loan (principal balance at December 31, 2000 of $59,153) and a $1,100,000 subordinated note payable to the co-general partner. In 1992, the remaining $200,000 of the CDBG Loan was applied to the construction loan ($60,000) and to the TIF Loan ($140,000), in order to extend the date of the construction loan's maturity from April 1992 to June 1993. The construction loan balance was $1,030,591 at December 31, 1993. In March 1994, the construction loan was repaid with a $665,000 (principal balance of $415,151 at December 31, 2001), 15-year permanent loan with an interest rate of 8-3/8% and a $365,000 equity contribution from Commercial Federal Realty Investors Corporation, the Registrant's co-general partner. On June 1, 1993, an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

              On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


Item 3.   Legal Proceedings
          -----------------

            To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           No matter was submitted during the fiscal year covered by this report to a vote of security holders.


                                PART II
                                -------

Item  5.       Market  for  Registrant's  Common  Equity  and  Related
               Stockholder Matters
               -------------------------------------------------------

           a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 166 units of record were sold or exchanged in 2000.

           b. As of December 31, 2001, there were 1,730 record holders of Units.

          c. Registrant has not declared any cash dividends in 2001 or 2000.


Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2001. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                    2001        2000        1999        1998        1997
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income   $  813,246  $  773,580  $  728,042  $  738,997  $  725,798
Interest income        917       1,257       1,739       2,358           0
Net loss           403,639     467,836     613,300     632,754     198,574
Net loss per Unit    22.40       25.96       34.04       35.12       11.02
Total assets (net
 of depreciation
 and
 amortization)   7,788,542   8,168,614   8,622,952  	9,120,351  9,570,778
Debt
 obligations     3,310,504   3,374,247   3,467,316    3,488,821  3,521,250

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

               As of December 31, 2001, Registrant had total unrestricted cash of $66,723. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2001, Registrant had restricted cash of $60,550 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2001, the Registrant incurred a net loss of $403,639 ($22.40 per limited partnership unit), compared to a net loss of $467,836 ($25.96 per limited partnership unit) in 2000, and a net loss of $613,300 ($34.04 per limited partnership unit) in 1999.

             Rental income was $813,246 in 2001, $773,580 in 2000, and
$728,042 in 1999. The increase in rental income from 2000 to 2001 is due to an increase in average occupancy at the Flint Goodridge Apartments (94% to 97%) and an increase in average rental rates at Robidoux. The increase in rental income from 1999 to 2000 is due to an increase in average occupancy at Flint Goodridge (91% to 94%).

              Other income was $649 in 2001, $20,717 in 2000, and $31,700 in 1999. The decrease in other income from 2000 to 2001 is due to additional income received in 2000 from a grant distributed to the Flint Goodridge Apartments. The decrease in other income from 1999 to 2000 is due to an account payable write off that occurred during 1999 at the Robidoux Apartments, partially offset by an increase at Flint Goodridge due to a grant distributed to the property.

              Rental operations expense was $468,627 in 2001, $457,715 in 2000, and $419,821 in 1999. The increase in rental operations expense from 2000 to 2001 is due to an increase in insurance expense at Flint Goodridge and Robidoux, partially offset by decrease in real estate tax expense at Flint Goodridge. The increase in insurance expense is due to insurance market conditions. The decrease in real estate tax expense is due to the additional payments made in 2000 pending a refinance of the project. The increase in rental operations expense from 1999 to 2000 is due to an increase in real estate tax expense and wages and salaries expense, partially offset by a decrease in maintenance expense at Flint Goodridge. The increase in real estate taxes is due to the expiration of the ten year tax abatement at Flint Goodridge. The increase in wages and salaries expense is due to an increase in janitorial payroll expense. The decrease in maintenance expense is due to a decrease in general repairs made at the property.

              Interest expense was $310,713 in 2001, $326,019 in 2000,
and $325,634 in 1999. The decrease in interest expense from 2000 to 2001 is due to a decrease in the prime interest rate used to calculate the expense on the note held at Robidoux (9.5% to 5.0%), and a decrease in principal balance at Flint Goodridge upon which the interest is calculated. The increase in interest expense from 1999 to 2000 is due to an increase in the prime interest rate used to calculate the expense on the note held at Robidoux (8.5% to 9.5%).

              Depreciation and amortization expense was $430,828 in 2001, $431,865 in 2000, and $433,402 in 1999.

              During the year, a loss of $336,000 was incurred at the Registrant's properties compared to a loss of $372,000 in 2000, and a loss of $363,000 in 1999. A discussion of individual property operations/activities follows:

             In 2001, Registrant sustained a loss of $171,000 at Flint-Goodridge including $203,000 of depreciation and amortization expense compared to a loss of $197,000 including $203,000 of depreciation and amortization expense in 2000 and a loss of $210,000 including $205,000
of  depreciation  and  amortization expense  in  1999.   Since  Flint-
Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in real estate tax expense and interest expense, partially offset by a decrease in other income and an increase in insurance expense. The increase in rental income is due to an increase in average occupancy (94% to 97%). The decrease in real estate tax expense is due to additional payments made in 2000 pending a refinance of the project. The decrease in interest expense is due to a decrease in principal balance upon which interest is calculated. The decrease in other income is due to additional income received in 2000 from a grant distributed to the property. The increase in insurance expense is due to insurance market conditions. The decrease in loss from 1999 to 2000 is due to an increase in rental income and other income, partially offset by an increase in real estate tax expense and wages and salaries expense. Rental income increased due to an increase in average occupancy (89% to 94%). The increase in other income is due to a grant that was distributed to the property in 2000. The increase in real estate taxes is due to the expiration of the ten year tax abatement at Flint Goodridge. The increase in wages and salaries expense is due to an increase in janitorial wages.

              In 2001, Registrant incurred a loss of $165,000 at Robidoux including $183,000 of depreciation and amortization expense compared to a loss of $176,000 including $184,000 of depreciation and amortization expense in 2000 and a loss of $153,000 including $183,000 of depreciation and amortization expense in 1999. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in interest expense, partially offset by an increase in insurance expense. The increase in rental income is due to an increase in average rental rates. The decrease in interest expense is due to a decrease in the prime interest rate used to calculate the expense. The increase in insurance expense is due to insurance market conditions. The increase in loss from 1999 to 2000 is due to a decrease in other income and an increase in miscellaneous operating expense. The decrease in other income is due to an account payable write off that occurred during 1999. The increase in miscellaneous operating expense is due to an increase in office related expenses.

               Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In 2001, the Bakery Apartments incurred a loss of $61,000 including 202,000 of depreciation and amortization expense compared to a net loss of $77,000 including $202,000 of depreciation and amortization expense in 2000, and a loss of $191,000 including $202,000 of depreciation and amortization expense in 1999.

             On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington Tower in its consolidated financial statements. The following operating information is provided for the property. In 2001, Registrant incurred a loss of $10,000 compared to a loss of $36,000 in 2000, and $29,000 in 1999.
The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in commercial rental ranges. The decrease in maintenance expense is due to a decrease in floor, wall, and general repairs. The increase in the loss from 1999 to 2000 is due to a decrease in other income and an increase in maintenance expense. The decrease in other income is due to a decrease in commercial rents and interest income. The increase in maintenance expense is due to increases in general repairs and maintenance salaries. The increase in the loss from 1998 to 1999 is due a decrease in rental income resulting from a decrease in occupancy, as well as an increase in maintenance expenses due to repairs made at the property.

              On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


Item7A.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report
                     ----------------------------


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 19, 2002, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated, February 19, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 19, 2002

                     Independent Auditor's Report
                     ----------------------------




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 5, 2002

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                           Page

     Consolidated Balance Sheets at December 31, 2001         16
(unaudited), and 2000

     Consolidated Statements of Operations for the Years      17
Ended December 31, 2001 (unaudited), 2000, and 1999

     Consolidated Statements of Changes in Partners'          18
Equity for the Years Ended December 31, 2001
(unaudited), 2000, and 1999

     Consolidated Statements of Cash Flows for the Years      19
Ended December 31, 2000 (unaudited), 2000, and 1999

     Notes to consolidated financial statements -           20-25
(unaudited)


Financial statement schedules -  (unaudited):

     Schedule XI - Real Estate and Accumulated             26-27
     Depreciation

     Notes to Schedule XI                                   28



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2001 and 2000

                                Assets
                                ------
                                            2001        2000
                                            ----        ----
                                        (Unaudited)

Rental properties at cost:
 Land                                   $    35,469  $    35,469
 Buildings and improvements              10,586,610   10,577,922
                                        -----------  -----------
                                         10,622,079   10,613,391
     Less - accumulated depreciation     (4,960,304)  (4,532,396)
                                        -----------  -----------
                                          5,661,775    6,080,995
Cash and cash equivalents                    66,723       19,354
Restricted cash                              60,550       61,579
Investments in affiliates                 1,573,182    1,595,808
Other assets (net of accumulated
 amortization of $121,003 and $118,082)     426,312      410,878
                                        -----------  -----------
         Total                          $ 7,788,542  $ 8,168,614
                                        ===========  ===========

                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                       $ 3,310,504  $ 3,374,247
 Accounts payable:
  Trade                                   1,106,663    1,034,829
  Related parties                           502,556      484,837
 Interest payable                           102,553      103,181
 Tenant security deposits                    24,373       26,885
           Other Liabilities                  3,897        1,335
                                        -----------  -----------
         Total liabilities                5,050,546    5,025,314
Minority interests                          241,419      243,084
Partners' equity                          2,496,577    2,900,216
                                        -----------  -----------
         Total                          $ 7,788,542  $ 8,168,614
                                        ===========  ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999

                                       2001         2000        1999
                                       ----         ----        ----
                                   (Unaudited)

Revenues:
 Rental income                    $  813,246   $  773,580   $  728,042
 Other income                            649       20,717       31,700
 Interest income                         917        1,257        1,739
                                  ----------   ----------   ----------
         Total revenues              814,812      795,554      761,481
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                   468,627      457,715      419,821
 General and administrative                0       13,800      168,000
 Interest                            310,713      326,019      325,634
 Depreciation and amortization       430,828      431,865      433,402
                                  ----------   ----------   ----------
         Total costs and expenses  1,210,168    1,229,399    1,346,857
                                  ----------   ----------   ----------
Loss before minority interests
 and equity in affiliate            (395,356)    (433,845)    (585,376)
Minority interests' portion of loss    1,665        1,813        1,530
Equity in net loss of affiliate       (9,948)     (35,804)     (29,454)
                                  ----------   ----------   ----------
Net loss                         ($  403,639) ($  467,836) ($  613,300)
                                  ==========   ==========   ==========

Net loss per limited partnership
unit:
 Loss before minority interests
  and equity in affiliate        ($    21.94) ($    24.08) ($    32.49)
 Minority interests                      .09          .11          .08
 Equity in net loss of affiliate        (.55)       (1.99)       (1.63)
                                  ----------   ----------   ----------
                                 ($    22.40) ($    25.96) ($    34.04)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     VII (1)   Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1998       $450,318    $3,531,035    $3,981,352
Net loss                             (6,133)     (607,167)     (613,300)
                                   --------    ----------    ----------
Balance at December 31, 1999        444,185     2,923,868     3,368,052
Net loss                             (4,678)     (463,155)     (467,836)
                                   --------    ----------    ----------
Balance at December 31, 2000        439,507     2,460,713     2,900,216
Net loss                             (4,036)     (399,603)     (403,639)
                                   --------    ----------    ----------
Balance at December 31, 2001
 (Unaudited)                       $435,471    $2,061,110    $2,496,577
                                   ========    ==========    ==========


  (1)  General Partner.

  (2) 17,839 limited partnership units outstanding at December 31, 2001, 2000, and 1999.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                        2001         2001         1999
                                        ----         ----         ----
                                    (Unaudited)

Cash flows from operating
 activities:
 Net loss                             ($403,639)   ($467,836)   ($613,300)
 Adjustments to reconcile net
  loss to net cash
  provided by operating activities:
  Depreciation and amortization         430,828      431,865      433,402
  Minority interests                     (1,665)      (1,813)      (1,530)
  Equity in loss of affiliate             9,948       35,804       29,454
 Changes in assets and liabilities:
  Decrease in restricted cash             1,028       17,466       37,250
  Increase in other assets               (5,674)      (3,499)      (3,427)
  Increase in accounts payable -
   trade                                117,939       43,060      179,457
  Decrease in accounts payable -
   related parties                      (28,386)     (16,014)     (30,106)
  (Decrease) increase in interest
   payable                                 (628)      76,685      (10,391)
  (Decrease) increase in tenant
   security deposits                     (2,513)         314          (24)
  Increase in other liabilities           2,562          619            0
                                       --------     --------     --------
  Net cash provided by operating
   activities                           119,800      119,651       20,785
                                       --------     --------     --------
Cash flows from investing activities:
 Capital expenditures                    (8,688)     (10,930)      (4,909)
                                       --------     --------     --------
  Net cash used in investing activities  (8,688)     (10,930)      (4,909)
                                       --------     --------     --------
Cash flows from financing activities:
 Principal payments                     (63,743)     (92,353)     (21,505)
                                       --------     --------     --------
  Net cash used in financing activities (63,743)     (92,353)     (21,505)
                                       --------     --------     --------
Net increase (decrease) in cash
 and cash equivalents                    47,369       16,368       (5,629)
Cash and cash equivalents at
 beginning of year                       19,354        2,986        8,615
                                       --------     --------     --------
Cash and cash equivalents at end
 of year                               $ 66,723     $ 19,354     $  2,986
                                       ========     ========     ========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year
  for interest                         $311,341     $394,621     $336,025



The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION
---------------------

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

3.   Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 2001, 2000, and 1999).

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


NOTE C - PARTNERSHIP AGREEMENTS
-------------------------------

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


NOTE D - ACQUISITIONS
---------------------

The Partnership acquired controlling general or limited partnership interests in Ventures and minority interests in partnerships during the period from June 1989 to March 1991, as discussed below.

In June 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Nebraska, consisting of 65 apartment units and 3,550 square feet of commercial space, for a cash capital contribution of $2,350,000. In addition, $3,000,000 of rehabilitation costs relating to the investment was capitalized as part of the building and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

In July 1989, the Partnership was admitted, with a 90% general partner interest, to a Pennsylvania general partnership which owns two buildings located in Louisiana, consisting of 93 apartments units, for a cash capital contribution of $2,808,000.

In September 1989, the Partnership was admitted, with a 99% general partner interest, to a Missouri general partnership which owns a building located in Missouri, consisting of 60 apartment units, for a cash capital contribution of $2,400,000. In addition, $2,300,000 of rehabilitation costs relating to the investment was capitalized as part of the building and improvements.

In December 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns property located in South Dakota, consisting of 58,793 square feet of commercial space, for a cash capital contribution of $1,350,000. In addition, $3,400,000 of acquisition costs relating to the investment has been capitalized as part of the building and improvements. In March 1995, the deed to the property, which was held in escrow, was delivered to the first mortgage holder.

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


NOTE E - DEBT OBLIGATIONS
-------------------------

Debt obligations are as follows:
                                                    December 31,
                                                 2001          2000
                                                 ----          ----
                                              (unaudited)

Mortgage   payable,  interest   at   10%;    $2,102,398    $2,139,918
payable   in   monthly  installments   of
principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property

Note  payable, interest at 7.75% in  2001      737,344        756,871
and   in  2000;  principal  and  interest
payments of $6,458 due monthly; with maturity at October 2005; collateralized by related rental property


Note  payable,  interest accrues  at  the
prime  rate (effective rate of  5.0%  and
9.5%  at  December  31,  2001  and  2000,
respectively);  principal   balance   due
October  2018; collateralized by  related
rental property (A)                             470,762       477,458
                                             ----------    ----------
                                             $3,310,504    $3,374,247
                                             ==========    ==========

(A) This note payable is personally guaranteed by an affiliate of the Registrant's co-general partner.

Maturities of debt obligations at December 31, 2001, are as follows:

          Year Ending December 31, - (Unaudited)
                 2002              $   64,252
                 2003                  68,580
                 2004                  75,205
                 2005                 723,013
                 2006                  61,733
                 Thereafter         2,317,721
                                   ----------
                                   $3,310,504
                                   ==========

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

Included in Accounts Payable - Related Party is $439,703 and $412,937 at December 31, 2001 and 2000, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $46,104 and $44,557 at December 31, 2001 and 2000, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $16,749 and $27,343 at December 31, 2001 and 2000, owed to the General Partner, for amounts advanced to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.


NOTE G - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliation follows:

                                    For the Years Ended December 31,
                                    2001          2000          1999
                                    ----          ----          ----
                                (Unaudited)

Net loss - book                ($  403,639) ($  467,836)  ($  613,300)
Other income                        (1,665)     (20,717)      (31,700)
Minority interest                   48,532      155,866       166,396
Excess of book over tax
 depreciation                      163,576      114,672       161,871
                                ----------   ----------    ----------
Net income (loss) - tax        ($  193,196) ($  218,015)  ($  316,733)
                                ==========   ==========    ==========


Partners' equity - book         $2,496,577   $2,900,216    $3,368,053
Distribution to limited partners    33,861       33,861        33,861
Costs of issuance                2,288,270    2,288,270     2,288,270
Basis reduction due to
 Investment Tax Credit          (3,790,041)  (3,790,041)   (3,790,041)
Cumulative tax under book loss   4,380,849    4,170,384     3,920,562
Capital contributions             (641,684)    (641,684)     (641,684)
                                ----------   ----------    ----------
Partner's equity - tax          $4,767,832   $4,961,006    $5,179,021
                                ==========   ==========    ==========

NOTE H - SUBSEQUENT EVENTS
--------------------------

  1.) On May 28, 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


  2.) On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ---------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
          ------------------------------------------------------
                                   (Unaudited)



                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and
                 Encumbrances            Improve-  Improve-   Date of   Date
Description (a)      (d)       Land (b)   ments      ments     Contr. Acquired
---------------  ------------  --------  --------- --------   ------- --------
93 unit
apartments
in
New Orleans, LA    $2,102,398 $17,182 $4,667,050 $1,000,647   1989    7/89

60 unit
apartments
in St.
Joseph, MO         $1,208,106   1,500  2,482,287  2,334,923   1989    9/89

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA        -      16,787    101,703       -      (a)     2/90
                  ----------  ------- ---------- ----------
                  $3,310,504  $35,469 $7,251,040 $3,335,570
                  ==========  ======= ========== ==========

                             Gross Amount at which Carried at
                                    December 31, 2001
                             --------------------------------
                                     (Unaudited)


                               Buildings                Accumu-
                                  and                    lated
                      Land      Improv-      Total       Depr.
Description (a)        (b)       ments      (b) (c)     (c) (e)
--------------        ----     ---------    -------    --------
93 unit
apartments
in
New Orleans, LA     $17,182   $5,667,697  $5,684,879   $2,981,720

60 unit
apartments
in St.
Joseph, MO            1,500    4,817,210   4,818,710    1,978,584

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA     16,787      101,703     118,490         -
                    -------  -----------  ----------   ----------
                    $35,469  $10,586,610 $10,622,079   $4,960,304
                    =======  =========== ===========   ==========

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)


                         NOTES TO SCHEDULE XI
                         --------------------
                           DECEMBER 31, 2001


(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2001, for Federal income tax purposes was approximately $8,585,015. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)  Reconciliation of real estate:

                                        2001        2000       1999
                                        ----        ----       ----
                                    (Unaudited)
Balance at beginning of year       $10,613,391 $10,602,461 $10,597,552
Additions during this year:
 Improvements                            8,688      10,930       4,909
                                   ----------- ----------- -----------
Balance at end of year             $10,622,079 $10,613,391 $10,602,461
                                   =========== =========== ===========

Reconciliation of accumulated depreciation:

                                        2001        2000       1999
                                        ----        ----       ----
Balance at beginning of year       $ 4,532,396 $ 4,105,411 $ 3,676,865
Depreciation expense for the year      427,908     426,985     428,546
                                   ----------- ----------- -----------
Balance at end of year             $ 4,960,304 $ 4,532,396 $ 4,105,411
                                   =========== =========== ===========


(D) See Note E to the consolidated financial statements for further information.

(E)  See   Note  B  to  the  consolidated  financial  statements   for
     depreciation method and lives.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.  Controls and Procedures
          -----------------------

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

                               PART III
                               --------

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

          a.  Identification  of  Directors  -  Registrant  has   no
directors.

          b. Identification of Executive Officers

              The  General Partner of the Registrant is Dover Historic
Advisors  VII  (DoHA-VII),  a Pennsylvania general  partnership.   The
partners of DoHA-VII are as follows:

                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

Gerald
 Katzoff         50   Partner in   No fixed    December 1988-
                      DoHA-VII     term        May 1997

Dover Historic   --  Partner in    No fixed    December 1988-
Advisors, Inc.       DoHA-VII      term        May 1997
("Dover
Advisors")

SWDHA, Inc.      --  Partner in   No fixed     Since May 1997
                     DoHA-VII     term

EPK, Inc.        --  Partner in   No fixed     Since May 1997
                     DoHA-VII     term


              For further description of DoHA-VII, see paragraph e. of
this Item. There is no arrangement or understanding between both people named above and any other person pursuant to which any person was or is to be selected as an officer.

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


Item 11.  Executive Compensation
          ----------------------

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

           a. Transactions with Management and Others. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VII is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VII for fiscal years 1997 through 1999.

           b. Certain Business Relationships - Registrant has no directors.

           c. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.


Item 14.  Principal Accounting Fees and Services
          --------------------------------------

        a.   Audit Fees

        b.   Audit-Related Fees

        c.   Tax Fees

        d.   All Other Fees

                                PART IV
                                -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1. Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2001 (unaudited),  and 2000.

                            b.   Consolidated Statements of Operations
                 for  the  Years Ended December 31, 2001  (unaudited),
                 2000 and 1999.

                            c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2001 (unaudited), 2000 and 1999.

                            d.   Consolidated Statements of Cash Flows
                 for  the  Years Ended December 31, 2001  (unaudited),
                 2000 and 1999.

                            e.     Notes  to  consolidated  financial
                 statements. - (Unaudited)


                         2.     Financial   statement   schedules    -
                 (Unaudited):

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

             21              Subsidiaries  of the  Registrant
                             are listed in Item 2. Properties
                             of this Form 10-K.

             31(Not          General     Partners     Opinion
             attached)       Certification
                             (To  be  filed with amended  10-
                             K/A)

             32(Not          Certification  Pursuant  to   18
             attached)       U.S.C.  Section 1350, As Adopted
                             Pursuant to Section 906  of  the
                             Sarbanes-Oxley Act of 2002
                             (To  be  filed with amended  10-
                             K/A)


          (c)  Exhibits:

               See Item 14 (A) (3) above.

                              SIGNATURES
                              ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 6, 2005    DIVERSIFIED HISTORIC INVESTORS VII
      -----------------
                           By: Dover Historic Advisors VII, its
                               general partner

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


                         DIVERSIFIED HISTORIC INVESTORS VII

                           By: Dover Historic Advisors VII, its
                               general partner

                               By: EPK, Inc., managing partner

Date: September 6, 2005            By: /s/ Spencer Wertheimer
      -----------------                ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                        officer)