Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2005-09-06
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2002
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------

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

This   Form  10-Q  contains  "unreviewed"  and  "unaudited"  financial statements. Refer to the Explanatory Note on page 2.

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VII (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended March 31, 2002 containing "unreviewed" and "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements contained throughout this quarterly report as "unreviewed" and "unaudited." The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

         The financial statements presented have not been reviewed or audited by an independent auditor.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------

                                Assets
                                ------

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
Rental properties, at cost:
 Land                          $    35,469         $    35,469
 Buildings and improvements     10,588,802          10,586,610
                               -----------         -----------
                                10,624,271          10,622,079
Less - accumulated
 depreciation                   (5,066,910)         (4,960,304)
                               -----------         -----------
                                 5,557,361           5,661,775
Cash and cash equivalents           46,976              66,723
Restricted cash                     62,799              60,550
Investment in affiliate          1,566,959           1,573,182
Other assets (net of
 amortization  of
 $121,734 and $121,003)            421,465             426,312
                               -----------         -----------
     Total                     $ 7,655,560         $ 7,788,542
                               ===========         ===========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations              $ 3,302,805         $ 3,310,504
 Accounts payable:
  Trade                          1,149,738           1,106,663
  Related parties                  445,935             502,556
Interest payable                   110,709             102,553
Other Liabilities                    1,647               3,897
Tenant security deposits            15,093              24,373
                               -----------         -----------
     Total liabilities           5,025,927           5,050,546
Minority interest                  240,937             241,419
Partners' equity                 2,388,696           2,496,577
                               -----------         -----------
     Total                     $ 7,655,560         $ 7,788,542
                               ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
                              -----------


                                 Three months       Three months
                                    ended              ended
                                March 31, 2002     March 31, 2001
                                --------------     --------------
Revenues:
 Rental income                     $220,915            $189,941
  Interest income                         3                   0
  Other income                        1,294                 206
                                   --------            --------
     Total revenues                 222,212             190,147
                                   --------            --------
Costs and expenses:
 Rental operations                  126,992             115,105
 Interest                            90,846              71,424
 Depreciation and amortization      107,336             108,056
                                   --------            --------
        Total costs and expenses    325,174             294,585
                                   --------            --------
Loss before minority interests
 and  equity  in affiliate         (102,962)           (104,438)
Minority interests' portion of loss     482                 386
Equity in net loss of affiliate      (5,401)             (8,563)
                                   --------            --------
Net loss                          ($107,881)          ($112,615)
                                   ========            ========

Net loss per limited
 partnership unit                 ($   5.99)          ($   6.25)
                                   ========            ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)
                              -----------

                                              Three months ended
                                                  March 31,
                                               2002       2001
                                               ----       ----
Cash flows from operating activities:
 Net loss                                  ($107,881)  ($112,615)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization             107,336      108,056
  Equity in loss of affiliate                 5,401        8,563
  Minority interest                            (482)        (385)
 Changes in assets and liabilities:
 (Increase) decrease  in restricted cash     (2,249)       1,588
 Decrease in other assets                     4,938        4,444
 (Decrease) increase in accounts
  payable - trade                            (3,029)      52,159
 (Decrease) in accounts payable -
  related parties                           (10,517)     (47,206)
 Increase (decrease) in interest payable      8,156         (614)
 (Decrease) increase in other liabilities    (2,250)          16
 (Decrease) in tenant security deposits      (9,279)        (923)
                                           --------     --------
Net cash (used in) provided by
 operating activities                        (9,856)      13,083
                                           --------     --------
Cash flows from investing activities:
 Capital expenditures                        (2,192)      (5,070)
                                           --------     --------
Net cash used in investing activities        (2,192)      (5,070)
                                           --------     --------
Cash flows from financing activities:
 Principal payments                          (7,699)     (13,774)
                                           --------     --------
Net cash used in financing activities        (7,699)     (13,774)
                                           --------     --------
(Decrease) in cash and cash equivalents     (19,747)      (5,761)
Cash and cash equivalents at
 beginning of period                         66,723       19,354
                                           --------     --------
Cash and cash equivalents at end of
 period                                    $ 46,976     $ 13,593
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

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

We have prepared the consolidated financial statements without a review or audit by an independent auditor. The new independent auditor will review the consolidated financial statements and the Registrant will endeavor to proceed with this audit as expeditiously as possible. No auditor has opined that the "unreviewed" and "unaudited" consolidated financial statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the Registrant for the periods reported in accordance with generally accepted accounting principles.

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements, and notes thereto, in Form 10-K of the Registrant for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SUBSEQUENT EVENT
-------------------------

  1.) On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


  2.) On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of March 31, 2002, Registrant had cash of $46,976. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2002 Registrant had restricted cash of $62,799 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the first quarter of 2002, Registrant incurred a net loss of $107,881 ($5.99 per limited partnership unit) compared to a net loss of $112,615 ($6.25 per limited partnership unit) for the same period in 2001.

              Rental income increased $30,974 from $189,941 in the first quarter of 2001 to $220,915 in the same period of 2002. The increase in rental income is due to an increase in average occupancy at Flint Goodridge (94% to 96%).

              Rental  operations  expense increased  by  $11,887  from
$115,105 in the first quarter of 2001, to $126,992 in the same period of 2002. The increase in rental operations expense is due to an increase in taxes at Flint Goodridge and Robidoux, partially offset by a decrease in utilities at Flint Goodridge and a decrease in wages and salaries at Flint Goodridge and Robidoux. Taxes increased at Flint Goodridge due to an increase in payroll taxes. The increase in taxes at Robidoux is due to an increase in property taxes. Utilities expense decreased at Flint Goodridge due to a decrease in electricity and water charges. Wages and salaries decreased at Flint Goodridge and Robidoux due to a decrease in managers salaries.

              Losses  incurred during the quarter at the  Registrant's
properties   were  approximately  $91,000  compared   to   losses   of
approximately $91,000 for the same period in 2001.

              In  the first quarter of 2002 the Registrant incurred  a
loss of $43,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $53,000 in the first quarter of 2001 including $51,000 of depreciation and amortization expense. The decrease in the loss from the first quarter of 2001 to the same quarter of 2002 is due to an increase in rental income and a decrease in utilities, wages and salaries expense, partially offset by an increase in taxes. The increase in rental income is due to an increase in average occupancy (94% to 96%). The decrease in utilities expense is due to a decrease in electricity and water charges. The decrease in wages and salaries are due to the decrease in managers salaries. The increase in taxes is due to an increase in payroll taxes.

                In the first quarter of 2002 the Registrant incurred a loss of $48,000 at Robidoux, including $45,000 of depreciation and amortization expense, compared to a loss of $38,000 including $ 46,000 of depreciation and amortization expense in the first quarter of 2001. The increase in the loss from the first quarter of 2001 to the same quarter of 2002 is due to an increase in tax, partially offset by a decrease in wages and salaries expense. The increase in taxes is due to an increase in property taxes. The decrease in wages and salary expense is due to a decrease in management salaries.


             Summary of Minority Interest Investments

              The  Registrant owns a minority interest in  the  Bakery
Apartments, in which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2002, the Bakery Apartments recognized a net income of $6,000 including $49,000 of depreciation and amortization expense compared to a loss of $10,000 including $51,000 of depreciation and amortization expense for the same period in 2001. The increase in income from the first quarter of 2001 to the same period in 2002 is due to a decrease in rental operating expenses.

              On May 28, 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower (Hill Hotel), which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the first quarter of 2002, Registrant incurred a loss of $5,000 compared to a loss of $9,000 in the same period of 2001. The decrease in loss from the first quarter of 2001 to the same period in 2002 is due to a decrease in rental operating expenses.

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


Item 4.    Controls and Procedures
           -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.   Legal Proceedings
          -----------------

             To the best of its knowledge, Registrant is not party to, nor are any of its properties the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 5.   Other Information
          -----------------

             None.


Item 6.   Exhibits and Reports
          --------------------

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

            31 (Not attached)   General     Partners    Opinion
                                Certification
                                (To  be filed with amended  10-
                                Q/A)

            32 (Not attached)   Certification  Pursuant  to  18
                                U.S.C. Section 1350, As Adopted
                                Pursuant to Section 906 of  the
                                Sarbanes-Oxley Act of 2002
                                (To  be filed with amended  10-
                                Q/A)

                              SIGNATURES
                              ----------

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIVERSIFIED HISTORIC INVESTORS VII

                        By: Dover Historic Advisors VII, its
                            general partner

                             By: EPK, Inc., managing partner


Date:  September 6, 2005          By: /s/ Spencer Wertheimer
       -----------------              ------------------------
                                     SPENCER WERTHEIMER
                                     President (principal executive
                                     officer, principal financial
                                     officer)