Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2005-09-06
CIK 845029

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2002
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VII (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended June 30, 2002 containing "unreviewed" and "unaudited" consolidated financial statements.

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


                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------

                                Assets
                                ------

                                      June 30,     December 31,
                                        2002           2001
                                        ----           ----

Rental properties, at cost:
 Land                             $    35,469    $    35,469
 Buildings and improvements        10,591,313     10,586,610
                                  -----------    -----------
                                   10,626,782     10,622,079
Less - accumulated depreciation    (5,173,516)    (4,960,304)
                                  -----------    -----------
                                    5,453,266      5,661,775
Cash and cash equivalents              60,300         66,723
Restricted cash                        67,942         60,550
Accounts receivable                    20,340         21,110
Investment in affiliate               339,296      1,573,182
Other assets (net of amortization
of $122,464 and $121,003)             401,519        405,202
                                  -----------    -----------
     Total                        $ 6,342,663    $ 7,788,542
                                  ===========    ===========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                 $ 3,290,565    $ 3,310,504
 Accounts payable:
  Trade                             1,091,301      1,106,663
  Related parties                     497,395        502,556
 Interest payable                      99,850        102,553
 Tenant security deposits              25,515         24,373
 Other liabilities                      3,969          3,897
                                  -----------    -----------
     Total liabilities              5,008,595      5,050,546
Minority interests                    240,485        241,419
Partners' equity                    1,093,583      2,496,577
                                  -----------    -----------
     Total                        $ 6,342,663    $ 7,788,542
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

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
                              -----------

                            Three months              Six months
                           ended June 30,          ended June 30,
                          2002        2001         2002        2001
                          ----        ----         ----        ----
Revenues:
 Rental income        $ 223,200     $187,330   $  444,115    $377,271
 Interest income             13            0           16         206
 Other income             2,629            0        3,923           0
 Loss on sale of
  Hill Hotel         (1,233,064)           0   (1,233,064)          0
                     ----------     --------   ----------    --------
  Total revenues     (1,007,222)     187,330     (785,010)    377,477
                     ----------     --------   ----------    --------
Costs and expenses:
 Rental operations      104,498      105,224      231,490     220,328
 Interest                81,908       70,834      172,754     142,259
 Depreciation
  and amortization      107,337      108,056      214,672     216,112
                    -----------     --------   ----------    --------
  Total costs and
   expenses             293,743      284,114      618,916     578,699
                     ----------     --------   ----------    --------
Loss before minority
 interest and equity
 in affiliate        (1,300,965)     (96,784)  (1,403,926)   (201,222)
Minority interest           452          334          934         719
Equity in net loss of
 affiliate                    0         (326)           0      (8,888)
                     ----------     --------   ----------    --------

Net loss            ($1,300,513)  ($  96,776) ($1,402,992)  ($209,391)
                     ==========    =========   ==========    ========

Net loss per limited
 partnership unit:
 Loss before minority
  interest  and equity
  in affiliate      ($     72.20) ($     5.37) ($   77.91)  ($  11.16)
 Minority interest           .03          .01         .05         .03
 Equity in net loss of
  affiliate                   0         (.01)           0        (.49)
                     ----------     --------   ----------    --------
                     ($   72.17)   ($   5.37) ($    77.86)  ($  11.62)
                     ==========    =========   ==========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)
                              -----------

                                                 Six months ended
                                                     June 30,
                                                 2002        2001
                                                 ----        ----

Cash flows from operating activities:
 Net loss                                  ($1,402,992)   ($209,392)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                214,672      216,112
  Equity in loss of affiliate                        0        8,888
  Minority interest                               (934)        (719)
  Loss on sale of Hill Hotel                 1,233,064            0
 Changes in assets and liabilities:
  (Increase) decrease in restricted cash        (7,392)         261
  Decrease in accounts receivable                  769            0
  Decrease (increase) in other assets            3,044       (4,080)
  (Decrease) increase in accounts
   payable - trade                             (16,937)      68,963
 Decrease in accounts payable
  related parties                               (3,586)     (49,849)
 Decrease in interest payable                   (2,703)      (1,965)
 Increase (decrease) in tenant
  security deposits                              1,142       (1,116)
 Increase in other liabilities                      72        3,394
                                            ----------     --------
Net cash provided by operating activities       18,219       30,497
                                            ----------     --------
Cash flows from investing activities:
 Capital expenditures                           (4,703)      (9,312)
                                            ----------     --------
Net cash used in investing activities           (4,703)      (9,312)
                                            ----------     --------
Cash flows from financing activities:
 Principal payments                            (19,940)     (27,868)
                                            ----------     --------
Net cash used in financing activities          (19,940)     (27,868)
                                            ----------     --------
Decrease in cash and cash equivalents           (6,424)      (6,683)
Cash and cash equivalents at
 beginning of period                            66,724       19,354
                                            ----------     --------
Cash and cash equivalents at end of period  $   60,300     $ 12,671
                                            ==========     ========

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

The "unreviewed" and "unaudited" consolidated financial statements of Diversified Historic Investors VII (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.


NOTE 2 - SALE OF HILL HOTEL
---------------------------

On June 1, 2002, the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.


NOTE 3 - SUBSEQUENT EVENTS
--------------------------

On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of June 30, 2002, Registrant had cash of $60,300. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2002, Registrant had restricted cash of $67,942 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the second quarter of 2002, Registrant incurred a net loss of $1,300,513 ($72.17 per limited partnership unit) compared to a net loss of $96,777 ($5.37 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant incurred a net loss of $1,402,992 ($77.86 per limited partnership unit) compared to a net loss of $209,392 ($11.62 per limited partnership unit) for the same period in 2001. Included in the net loss for the second quarter and first six months of 2002 is a loss on the sale of the Hill Hotel of $1,233,064.

              Rental income increased $35,870 from $187,330 in the second quarter of 2001 to $223,200 in the same period of 2002 and increased $66,844 from $377,271 for the first six months of 2001 to $444,115 for the same period in 2002. Rental income increased during the second quarter and first six months due to an increase in average occupancy at Flint Goodridge (92% to 94%).

             Rental operations expense decreased $726 from $105,224 in the second quarter of 2001 to $104,498 in the same period of 2002. Rental operations expense decreased during the second quarter of 2002 due to a decrease in utilities expense at Flint Goodridge and a decrease in wages and salaries expense at Flint Goodridge and Robidoux. Utilities expense decreased at Flint Goodridge due to a decrease in electricity and water charges. The decrease in wages and salaries expense at Flint Goodridge is due to a decrease in office salaries, payroll tax and health insurance. The decrease in wages and salaries expense at Robidoux is due to a decrease in maintenance salaries and manager salaries.

                 Rental  operations  expense  increased  $11,162  from
$220,328 for the first six months of 2001 to $231,490 for the same period in 2002. Rental operations expense increased during the first six months of 2002 due to an increase in insurance expense at Flint Goodridge and an increase in maintenance expense at Flint Goodridge and Robidoux. The increase in insurance expense is due to market conditions. The increase in maintenance expense at Flint Goodridge is due to an increase in heating and cooling repairs. The increase in maintenance expense at Robidoux is due to an increase in general building repairs and services.

               Losses incurred during the second quarter at the Registrant's properties were approximately $56,000, compared to losses of approximately $85,000 for the same period in 2001. Losses incurred during the first six months of 2002 at the Registrant's properties were approximately $147,000 compared to losses of approximately $175,000 for the same period in 2001.

             In the second quarter of 2002, Registrant incurred a loss of $11,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a loss of $52,000, including $51,000 of depreciation and amortization expense for the same period in 2001 and for the first six months of 2002 incurred a loss of $55,000 including $102,000 of depreciation and amortization expense, compared to a loss of $104,000, including $102,000 of depreciation and amortization expense for the same period in 2001. The decrease in the loss for the second quarter and first six months of 2002 compared to the same periods in 2001 is due to an increase in rental income and a decrease in utilities expense and wages and salaries, partially offset by an increase insurance expense and an increase in maintenance expense. The increase in rental income is due to an increase in average occupancy (92% to 94%). The decrease in utilities expense is due to a decrease in electricity and water charges. The decrease in wages and salaries expense is due to a decrease in office salaries, payroll tax and health insurance. The increase in insurance expense is due to market conditions. The increase in maintenance expense is due to an increase in heating and cooling repairs.

          In the second quarter of 2002, Registrant incurred a loss of $45,000 at Robidoux, including $46,000 of depreciation and amortization expense, compared to a loss of $33,000 including $46,000 of depreciation and amortization expense in the second quarter of 2001 and for the first six months of 2002, Registrant incurred a loss of $92,000 at Robidoux, including $92,000 of depreciation and amortization expense, compared to a loss of $71,000, including $92,000 of depreciation and amortization expense for the same period in 2001. The increase in loss for the second quarter and the first six months of 2002, compared to the same periods in 2001 is due to an increase in maintenance expense, partially offset by a decrease in wages and salaries expense. The increase in maintenance expense is due to an increase in general building repairs and services. The decrease in wages and salaries expense is due to a decrease in maintenance salaries and management salaries.

             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2002, the Bakery Apartments recognized a net income of $10,000 including $51,000 of depreciation and amortization expense compared to a net income of $7,000 including $51,000 of depreciation and amortization expense for the same period in 2001. The increase in net income from the second quarter of 2001 to the same period in 2002 is due to a decrease in salaries and wages expense and property insurance expense. For the first six months of 2002, Bakery Apartments incurred a net loss of $16,000, including $101,000 of depreciation and amortization expense compared to a loss of $3,000, including $101,000 of depreciation and amortization expense for the same period in 2001. The increase in the losses from the first six months of 2001 to the same period in 2002 is due to an increase in advertising and marketing expense and consulting fees.

                On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The Registrant owns a minority interest in Kensington Tower (Hill Hotel) in which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2001, the Registrant incurred a loss of $9,000. For the first six months of 2001, Registrant incurred a loss of $16,000 at Kensington Tower.

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