Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS VII
filed 2005-09-06
CIK 845029

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VII (the "Registrant") is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2002 containing "unreviewed" and "unaudited" consolidated financial statements.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements - Unaudited
          --------------------------------

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

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------


                                Assets
                                ------


                                      September 30,    December 31,
                                          2002             2001
                                          ----             ----

Rental properties, at cost:

 Land                                $    35,469    $    35,469
 Buildings and improvements           10,598,406     10,586,610
                                     -----------    -----------
                                      10,633,875     10,622,079
Less - accumulated depreciation       (5,280,121)    (4,960,304)
                                     -----------    -----------
                                       5,353,754      5,661,775
Cash and cash equivalents                146,276         66,723
Restricted cash                           71,767         60,550
Accounts receivable                       22,289         21,110
Investment in affiliate                  264,296      1,573,182
Other assets (net of
 amortization  of
 $123,194 and $121,003)                  400,817        405,202
                                     -----------    -----------
     Total                           $ 6,259,199    $ 7,788,542
                                     ===========    ===========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                    $ 3,280,746    $ 3,310,504
 Accounts payable:
  Trade                                1,081,275      1,106,663
  Related parties                        497,395        502,556
 Interest payable                         14,859        102,553
 Tenant security deposits                 25,083         24,373
 Other liabilities                        87,033          3,897
                                     -----------    -----------
     Total liabilities                 4,986,391      5,050,546
Minority interests                       240,018        241,419
Partners' equity                       1,032,790      2,496,577
                                     -----------    -----------
     Total                           $ 6,259,199    $ 7,788,542
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

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                            Three months               Nine months
                         ended September 30,       ended September 30,
                          2002         2001         2002         2001
                          ----         ----         ----         ----
Revenues:
 Rental income          $219,143    $186,026    $  663,257    $563,298
 Interest income              21           0            38         205
 Other income                (18)          0         3,905           0
 Loss on sale of Hill
  Hotel                        0           0    (1,233,064)          0
                        --------    --------    ----------    --------
  Total revenue          219,146     186,026      (565,864)    563,503
                        --------    --------    ----------    --------
Costs and expenses:
 Rental operations       115,717      98,181       347,207     318,509
 Interest                 57,353      70,445       230,108     212,704
 Depreciation and
  amortization           107,336     108,056       332,008     324,168
                        --------    --------    ----------    --------
  Total costs and
   expenses              280,406     276,682       909,323     855,381
                        --------    --------    ----------    --------
Loss before minority
 interests and equity
 in affiliate            (61,260)    (90,656)   (1,465,187)   (291,878)
 Minority interest           467         333         1,401       1,052
 Equity in net loss of
  affiliate                    0      (7,282)            0     (16,170)
                        --------    --------    ----------    --------
Net loss               ($ 60,793)  ($ 97,605)  ($1,463,786)  ($306,996)
                        ========    ========    ==========    ========

Net loss per limited
 partnership unit:
 Loss before minority
 interest and equity
 in affiliate          ($   3.40) ($    5.04)  ($    81.31) ($   16.21)
Minority interest            .03         .02           .08         .06
Equity in net loss of
 affiliate                     0        (.40)            0        (.89)
                        --------    --------    ----------    --------
                       ($   3.37)  ($   5.42)  ($    81.23) ($   17.04)
                        ========    ========    ==========   =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)


                                             Nine months ended
                                               September 30,
                                             2002         2001
                                             ----         ----
Cash flows from operating activities:
 Net loss                               ($1,463,786)   ($306,996)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             322,008      324,168
  Equity in loss of affiliate                     0       16,170
  Minority interest                          (1,401)      (1,052)
  Loss on sale of Hill Hotel              1,233,064            0
 Changes in assets and liabilities:
  Increase in restricted cash               (11,217)      (8,342)
  Increase in accounts receivable            (1,180)           0
  Decrease (increase) in other assets         3,014       (1,942)
  (Decrease) increase in accounts
   payable - trade                          (28,138)      83,035
  Decrease in accounts payable related
   parties                                   (2,411)     (51,769)
  Decrease in interest payable              (87,694)      (3,317)
  Increase (decrease) in tenant
   security deposits                            711       (1,917)
  Increase in other liabilities              83,136        3,510
                                         ----------     --------
 Net cash provided by operating activities   46,106       51,548
                                         ----------     --------
Cash flows from investing activities:
  Cash proceeds from sale of Hill Hotel      75,000            0
  Capital expenditures                      (11,795)     (15,182)
                                         ----------     --------
Net cash used in investing activities        63,205      (15,182)
                                         ----------     --------
Cash flows from financing activities:
 Principal payments                         (29,758)     (42,290)
                                         ----------     --------
Net cash used in financing activities       (29,758)     (42,290)
                                         ----------     --------
Increase (decrease) in cash and cash
 equivalents                                 79,553       (5,924)
Cash and cash equivalents at
 beginning of period                         66,723       19,354
                                         ----------     --------
Cash and cash equivalents at end of
 period                                  $  146,276     $ 13,430
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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

          (1)  Liquidity

              As of September 30, 2002, Registrant had cash of $146,276. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2002, Registrant had restricted cash of $71,767 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2002, Registrant incurred a net loss of $60,793 ($3.37 per limited partnership unit) compared to a net loss of $97,605 ($5.42 per limited partnership unit) for the same period in 2001. For the first nine months of 2002, the Registrant incurred a net loss of $1,463,786 ($81.23 per limited partnership unit) compared to a loss of $306,996 ($17.04 per limited partnership unit) for the same period in 2001. Included in the net loss for the first nine months of 2002 is a loss on the sale of the Hill Hotel of $1,233,064.

              Rental income increased $33,117 from $186,026 in the third quarter of 2001 to $219,143 in the same period of 2002 and increased $99,960 from $563,298 for the first nine months of 2001 to $663,257 for the same period in 2002. The increase for the third quarter and the first nine months of 2002 from the same periods in 2001 is due to an increase in rental income at Flint Goodridge and Robidoux. Rental income increased at Flint Goodridge due to an increase in subsidized HUD payments. Rental income increased at Robidoux due to an increase in average monthly rental rates.

              Rental operations expense increased $17,536 from $98,181 in the third quarter of 2001 to $115,717 in the same period of 2002 and increased $28,698 from $318,509 for the first nine months of 2001 to $347,207 for the same period in 2002. The increase from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in insurance, maintenance and taxes. The increase in insurance expense occurred at Flint Goodridge due to an increase in health insurance. The increase in maintenance expense occurred at Robidoux and is due to an increase in exterminating and trash removal expenses. The increase in taxes at both Flint Goodridge and Robidoux is due to an increase in payroll taxes.

               Losses incurred during the third quarter at the Registrant's properties were approximately $49,000, compared to a loss of approximately $78,000 for the same period in 2001. For the first nine months of 2002 losses incurred at the Registrant's properties were approximately $197,000 compared to a loss of approximately $254,000 for the same period in 2001.
              In the third quarter of 2002, Registrant recognized a loss of $3,000 at Flint Goodridge including $51,000 of depreciation and amortization expense, compared to a net loss of $45,000, including $51,000 of depreciation and amortization expense for the same period in 2001 and for the first nine months of 2002, Registrant incurred a loss of $58,000 including $152,000 of depreciation and amortization expense, compared to a loss of $150,000 including $154,000 of depreciation and amortization expense for the same period in 2001. The decrease in the loss from the third quarter and first nine months of 2001 to the same periods in 2002 is due to an increase in rental income, partially offset by an increase in insurance expense and taxes. The increase in rental income is due to an increase in subsidized HUD payments. The increase in insurance expense is due to an increase in health insurance. The increase in taxes is due to an increase in payroll taxes.

              In the third quarter of 2002, Registrant incurred a loss
of $46,000 at Robidoux, including $45,000 of depreciation and amortization expense, compared to a loss of $33,000 including $46,000 of depreciation and amortization expense in 2001. For the first nine months of 2002, Registrant incurred a loss of $139,000 including $136,000 of depreciation and amortization expense, compared to a loss of $104,000, including $138,000 of depreciation and amortization expense for the same period in 2001. The increase in loss from the third quarter and first nine months of 2001 to the same periods in 2002 is due to the increase in maintenance expense and taxes, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in exterminating and trash removal expenses. The increase in taxes is due to an increase in payroll taxes. The increase in rental income is due to an increase in average rental rates.

             Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery Apartments in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2002, the Bakery Apartments incurred a loss of
$10,000 including $51,000 of depreciation and amortization expense compared to a loss of $16,000 including $50,000 of depreciation and amortization expense for the same period in 2001 and for the first nine months of 2002 incurred a loss of $11,000 including $152,000 of depreciation and amortization expense compared to a loss of $19,000 including $152,000 of depreciation and amortization expense for the same period in 2001. The decrease in the loss from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in rental income and a decrease in maintenance expense. Maintenance expense decreased due to a decrease in appliance repairs and floor and carpet repairs made at the property. The Bakery Apartments was sold on May 28, 2003. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The  Registrant owns a minority interest  in  Kensington
Tower (Hill Hotel) which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Kensington
Tower in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2001, Registrant incurred a loss of $7,000. For the first nine months of 2001, Registrant incurred a loss of $16,000 at Kensington Tower The Hill Hotel was sold on June 1, 2002. The net proceeds from the sale were used to pay the expenses of the Registrant. The Registrant incurred a loss on sale in the amount of $1,233,064.


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


Item 4.    Controls and Procedures
           -----------------------

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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