Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS VII
filed 2005-09-06
CIK 845029

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2002
                         ---------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_


This Form 10-K contains "unaudited" financial statements for the period ended December 31, 2002. Refer to the Explanatory Note below.



                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VII (the "Registrant") is filing the following Annual Report on Form 10-K for the period ended December 31, 2002 and 2001 containing "unaudited" consolidated financial statements.

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

In the interim, the Registrant is filing the consolidated financial statements, for the period ended December 31, 2002 and 2001, contained throughout this annual report as "unaudited" and has furnished such financial statements without a Certified Independent Auditor's Report. The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file an amendment to this report with the SEC.

                                PART I
                                ------

Item 1.   Business
          --------

          a. General Development of Business

              Diversified Historic Investors VII ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2002, Registrant had outstanding 17,839 units of limited partnership interest (the "Units").

              Registrant  is  presently in its  operating  stage.   It
originally owned seven properties or interests therein. Interests in two properties have been lost through foreclosure and interests in two others have been reduced substantially, one of which was sold during 2002. See Item 2. Properties, for a description of the remaining properties. Registrant currently owns interests in four properties. For a discussion of the operations of the Registrant, See Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

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

              Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, except for one (Northern Liberties), have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, two properties (Flint Goodridge and Robidoux) are low-income housing structures qualifying for low income housing tax credits.

              Three of the Registrant's properties are currently held for rental operations. Registrant's remaining property has not been developed. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2002, Registrant owned interests in four properties located in Missouri (one), Pennsylvania (one), and Louisiana (two). In total, the properties in which the Registrant has a controlling interest (Flint-Goodridge and Robidoux) contain 153 apartment units. As of December 31, 2002, 135 apartment units were under lease at monthly rental rates ranging from $275 to $714. For a further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and subject to the general
competitive  conditions of the residential real estate  industry.  The competition for moderate-to-low income residential tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In addition, rents are fixed in relation to specified income levels of the tenants. In each market (New Orleans, Louisiana and St. Joseph, Missouri), there are several similar historically-certified rehabilitated buildings that are available to tenants who fall within certain income restrictions. However, there is no organization which holds a dominant position in the residential housing in any of the geographic areas in which Registrant's properties are located.

             Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                    d. Financial Information about Foreign and Domestic Operations and Export Sales.

             See Item 8. Financial Statements and Supplementary Data


Item 2.      Properties
             ----------

              As of December 31, 2002, Registrant owned controlling interests in two partnerships which each own one property and a minority interest in one partnership which owns one property. A summary description of each property is given below.

           a. Flint-Goodridge Apartments - consists of a 93 unit low income housing facility at 2425 Louisiana Avenue in New Orleans, Louisiana. In July 1989, Registrant acquired a 90% interest in Flint-Goodridge General Partnership ("FGGP"), a general partnership which owns Flint-Goodridge Apartments, for a cash contribution of $2,808,000. Registrant subsequently capitalized $574,000 in acquisition costs related to the investment. FGGP acquired and rehabilitated the buildings for $5,108,022 ($100.99 per sf), including a mortgage note payable of $2,427,000. The note bears interest at 10% and both principal (based on a 30-year amortization) and interest are payable monthly until June 2020. The principal balance at December 31, 2002 was $2,232,492. In addition, FGGP entered into a 45-year ground lease for the land on which the buildings are located for a lump sum rent of $90,000 payable at the inception of the lease. In June, 2002 the mortgage loan was replaced with a new loan in the amount of $2,252,300. The 6.9% mortgage note is payable in monthly installments of $16,205 consisting of principal and interest through October, 2025.

           The property is managed by a property management firm which is an affiliate of the Registrant's general partner in FGGP. As of December 31, 2002, 80 units were under lease (86%) with monthly rents ranging from $501 to $714. All leases are renewable, one-year leases. The occupancy rate was 90% for 2001, 94% for 2000, 89% for 1999, and 91% for 1998. The monthly rental range has been relatively the same since 1998. For tax purposes, this property has a tax basis of $4,212,019 and the building is depreciated using the straight-line method of depreciation with a useful life of 27.5 years. The annual real estate taxes are $28,524 which is based on an assessed value of $167,820 taxed at a rate of $169.69 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           b. Robidoux School Apartments - consists of a 60 unit low income housing facility at 201 South 10th Street in St. Joseph,
Missouri. In September 1989, Registrant acquired a 99% general partnership interest in Robidoux Redevelopment Joint Venture ("RRJV"), a Missouri general partnership which owns the property, for a cash capital contribution of $2,400,000. Registrant subsequently capitalized $446,000 in acquisition costs relating to the investment. The cost to acquire and rehabilitate the property was $3,641,993 ($99.52 sf) including a construction loan of $1,450,000, a Community Development Block Grant ("CDBG") loan of $74,000 (the loan was paid off as of August 1, 2000), and a CDBG grant of $38,500. A portion of the construction loan was paid through a line of credit extended by another lender ($470,762 principal outstanding at December 31, 2002) which bears interest at the prime rate (4.5% at December 31, 2002) and is due October 2008. This loan is personally guaranteed by an affiliate of the Registrant's general partner. On October 30, 1995, the balance of the construction loan was repaid with two new loans, one  for  $850,000  and the other for $200,000. The first  loan  bears interest at 7.75% with monthly principal and interest payments based on a 30 year amortization, principal balance due in October 2005. At December 31, 2002, there was $716,250 outstanding on the loan. The second loan had an interest rate of 8.75% and was due in March 1996. It was repaid by an advance in March 1996 from David E. Slattery, an affiliate of the Registrant's general partner. The advance will be repaid out of available cash flow and is non-interest bearing. The CDBG loan bears interest at 1% and both principal and interest were payable monthly until it matured in September 2000.

                The property is managed by an independent property management firm. As of December 31, 2002, 55 apartment units were under lease (92%), with monthly rents ranging from $275 to $420. All leases are renewable, one-year leases. The occupancy rate was 95% for 2001, 100% for 2000, 98% for 1999, and 95% for 1998. The monthly rental range has been approximately the same since 1998. For tax purposes, this property has a federal tax basis of $4,379,612 and is depreciated using the straight-line method of depreciation with The annual real estate taxes are $1,632 which is based on an assessed value of $29,890 taxed at a rate of $54.60 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         c. The Bakery Apartments - consists of 68 apartment units at 1111 South Peters Street in New Orleans, Louisiana. In March 1991, the Registrant acquired a 16.83% general partnership interest in The Bakery Apartments General Partnership ("BAGP"), a Louisiana general partnership which owns the property, for a cash contribution of $300,000. Certain affiliates of the Registrant simultaneously acquired 82.17% of the general partnership interests in BAGP for an aggregate cash contribution of $1,400,000. BAGP subsequently capitalized $242,040 in acquisition costs relating to the investment. BAGP acquired and rehabilitated the property for $5,029,000 ($65.18 per sf). The rehabilitation of the property was financed in part with two loans, one for $3,135,000 and the other for $201,500 (principal balance of $186,604 at December 31, 2002). The first loan bore interest at 8.25%, with monthly principal and interest payments based on a 30-year amortization schedule, principal was due in 1999. The second loan is from the general partner of BAGP and has the same terms as the first loan. The first loan was refinanced in November 1998. The new loan was for $3,100,000 (principal balance of $2,957,496 at December 31, 2002), bears interest at 6.775%, is payable in monthly payments of principal and interest in the amount of $20,158 and is due in November 2008. In March 1991, a $175,000 collateral mortgage note (principal balance of $152,385 at December 31, 2002) was issued to the developer/partner for working capital advances. This note bears interest at 9% with payments based on available positive cash flow of the property. In order to satisfy certain credit requirements of the lender, the Registrant exchanged its general partnership interest for a limited partnership interest in a reconstituted partnership. However, the Registrant retained substantially the same rights and privileges as it had as a general partner.

             On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              The property is managed by a property management firm which is an affiliate of the general partner of BAGP. As of December 31, 2002, 63 units are under lease (93%) with rents ranging from $603 to $2,318. All leases are renewable, one-year leases. The occupancy rate was 94% for 2001, 100% for 2000, 91% for 1999, and 96% for 1998.
The monthly rental range has been approximately the same since 1996. For tax purposes, this property has a basis of $3,446,624 and the building is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $57,994 which is based on an assessed value of $312,000 taxed at a rate of $18.56 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.


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

           b. As of December 31, 2002, there were 1,730 record holders of Units.

          c. Registrant has not declared any cash dividends in 2002 or 2001.


Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data are for the five years ended December 31, 2002. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2002        2001        2000        1999        1998
                    ----        ----        ----        ----        ----
                 Unaudited    Unaudited

Rental income   $   884,360 $  813,246  $  773,580  $  728,042  $  738,997
Interest income         604        917       1,257       1,739       2,358
Net loss          1,523,912    403,639     467,836     613,300     632,754
Net loss per Unit     84.57      22.40       25.96       34.04       35.12
Total assets (net
 of depreciation
 and amortization)6,171,048  7,788,542   8,168,614   8,622,952   9,120,351
Debt obligations  3,419,504  3,310,504   3,374,247   3,467,316   3,488,821

Note: See Part II, Item 7(3) Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above tables.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          (1)  Liquidity

               As of December 31, 2002, Registrant had total unrestricted cash of $78,798. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2002, Registrant had restricted cash of $124,461 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During 2002, the Registrant incurred a net loss of $1,523,912 ($84.57 per limited partnership unit), compared to a net loss of $403,639 ($22.40 per limited partnership unit) in 2001, and a net loss of $467,836 ($25.96 per limited partnership unit) in 2000. Included in the loss for 2002 is a loss on the sale of the investment in the Hil Hotel of $1,233,064.

             Rental income was $884,360 in 2002, $813,246 in 2001, and
$773,580 in 2000. The increase in rental income from 2001 to 2002 is due to an increase in HUD subsidized payments at the Flint Goodridge Apartments, partially offset by a decrease in average occupancy at
Robidoux (95% to 92%). The increase in rental income from 2000 to 2001 is due to an increase in average occupancy at the Flint Goodridge Apartments (94% to 97%).

              Other  income was $59 in 2002, $649 in 2001, and $20,717
in 2000. The decrease in other income from 2001 to 2002 is due to a decrease in insurance proceeds at Robidoux. The decrease in other income from 2000 to 2001 is due to a grant distributed to the Flint Goodridge Apartments in 2000.

              Rental operations expense was $458,927 in 2002, $468,627 in 2001, and $457,715 in 2000. The decrease in rental operations expense from 2001 to 2002 is due to a decrease utilities expense and wages and salaries. The decrease in utilities expense is due to a decrease in electricity and water charges at Flint Goodridge. Wages and salaries expense decreased at Flint Goodridge and Robidoux due to a decrease in management salaries. The increase in rental operations expense from 2000 to 2001 is due to an increase in insurance expense at Flint Goodridge and Robidoux, partially offset by decrease in real estate tax expense at Flint Goodridge. The increase in insurance expense is due to insurance market conditions. The decrease in real estate tax expense is due to the payment in 2000 of additional taxes for 1999, due to the expiration of the real estate tax abatement period in 1999.

              Interest expense was $274,901 in 2002, $310,713 in 2001,
and $326,019 in 2000. The decrease in interest expense from 2001 to 2002 is due to a decrease in the principal balance upon which the interest is calculated at Flint Goodridge. The decrease in interest expense from 2000 to 2001 is due to a decrease in the prime interest rate on the note at Robidoux (9.5% to 5.0%) and a decrease in principal balance at Flint Goodridge upon which the interest is calculated.

              Depreciation and amortization expense was $433,450 in 2002, $430,828 in 2001 and $431,865 in 2000. The increase from 2001 to
2002  is  due  to additional fixed assests purchased at  the  Robidoux
Apartments.

              During  the  year, a loss of approximately $238,000  was
incurred at the Registrants properties compared to a loss of approximately $336,000 in 2001 and a loss of $372,000 in 2000. A discussion of individual property operations/activities follows:

             In 2002, Registrant sustained a loss of $93,000 at Flint-Goodridge including $207,000 of depreciation and amortization expense, compared to a loss of $171,000 including $203,000 of depreciation and amortization expense in 2001 and a loss of $197,000 including $203,000 of depreciation and amortization expense in 2000. Since Flint-
Goodridge is a low income housing property, rents are fixed in relation to specified income levels of its tenants. As a result, the property experiences high occupancy but rental income remains low. The decrease in loss from 2001 to 2002 is due to an increase in rental income and decreases in utilities expense, wages and salaries expense and interest expense. The increase in rental income is due to an increase in HUD subsidized payments. The decrease in utilities is due to a decrease in water and electricity charges. The decrease in wages and salaries is due to a decrease in office salaries and management salaries. The decrease in interest expense is due to a decrease in principal balance upon which the interest is calculated. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in real estate tax expense and interest expense, partially offset by a decrease in other income and an increase in insurance expense. The increase in rental income is due to an increase in average occupancy (94% to 97%). The decrease in real estate tax expense is due to the payment in 2000 of additional taxes for 1999, due to the expiration of the real estate tax abatement period in 1999. The decrease in interest expense is due to a decrease in principal balance upon which interest is calculated. The decrease in other income is due to a grant distributed to the property in 2000. The increase in insurance expense is due to insurance market conditions.

              In 2002, Registrant incurred a loss of $145,000 at Robidoux including $182,000 of depreciation and amortization expense, compared to a loss of $165,000 including $183,000 of depreciation and amortization expense in 2001 and a loss of $176,000 including $184,000 of depreciation and amortization expense in 2000. Since Robidoux is a low income housing property, rents are fixed in relation to specified income levels of its tenants. Accordingly, as with Flint Goodridge, the property experiences high occupancy but rental income remains low. The decrease in loss from 2001 to 2002 is due to a decrease in insurance expense and wages and salaries expense, partially offset by a decrease in rental income. The decrease in insurance expense is due to insurance market conditions. The decrease in wages and salaries expense is due to a decrease in maintenance salaries and manager salaries. The decrease in rental income is due to a decrease in average occupancy (95% to 92%). The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in interest expense, partially offset by an increase in insurance expense. The increase in rental income is due to an increase in average rental rates. The decrease in interest expense is due to a decrease in the prime interest rate used to calculate the expense. The increase in insurance expense is due to insurance market conditions.

               Summary of Minority Interest Investments

              The Registrant owns a minority interest in the Bakery Apartments which it accounts for on the cost method. The Registrant does not include the assets, liabilities, income or expenses of the Bakery in its consolidated financial statements. The following operating information is provided for the property. In 2002, the Bakery Apartments incurred a loss of $121,000 including 202,000 of depreciation and amortization expense compared to a net loss of $61,000 including $202,000 of depreciation and amortization expense in 2001, and a loss of $77,000 including $202,000 of depreciation and amortization expense in 2000.

             On May 28th 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

              On June 1, 2002, the Registrant's minority interest in the Hill Hotel was sold. The net proceeds from the sale were used to pay the expenses of the Registrant. The Registrant incurred a loss on sale in the amount of $1,233,064.


Item7A.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U. S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 8.      Financial Statements and Supplermentary Data
             --------------------------------------------

           Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulation S-K.

                     Independent Auditor's Report


To the Partners of
Flint Goodridge General Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flint Goodridge General Partnership, HUD Project No. 064-35269-PM, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 2003, on our consideration of Flint Goodridge General Partnership's internal control structure and reports dated, February 6, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
February 6, 2003

                     Independent Auditor's Report




To the Partners of
The Bakery Apartments Limited Partnership

We have audited the accompanying balance sheets of The Bakery Apartments Limited Partnership, for December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Bakery Apartments Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meurier and LeBlanc, L.L.P.
Metairie, Louisiana
January 24, 2003

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------



Consolidated financial statements:                          Page
                                                            ----

     Consolidated Balance Sheets at December 31, 2002 and     15
2001 (unaudited)

     Consolidated Statements of Operations for the Years      16
Ended December 31, 2002 and 2001 (unaudited), and 2000

     Consolidated Statements of Changes in Partners'          17
Equity for the Years Ended December 31, 2002 and 2001
(unaudited), and 2000

     Consolidated Statements of Cash Flows for the Years      18
Ended December 31, 2002 and 2001(unaudited), and  2000

     Notes to consolidated financial statements -           19-24
(unaudited)


Financial statement schedules - (unaudited)

     Schedule XI - Real Estate and Accumulated              25-26
Depreciation

     Notes to Schedule XI                                     27





All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001
                              (Unaudited)

                                Assets
                                ------
                                          2002           2001
                                          ----           ----
Rental properties at cost:
 Land                                $    35,469    $    35,469
 Buildings and improvements           10,593,226     10,586,610
                                     -----------    -----------
                                      10,628,695     10,622,079
     Less - accumulated depreciation  (5,387,389)    (4,960,304)
                                     -----------    -----------
                                       5,241,306      5,661,775
Cash and cash equivalents                 78,798         66,723
Restricted cash                          124,461         60,550
Investments in affiliates                264,296      1,573,182
Other assets (net of accumulated
 amortization of $122,999 and $121,003)  462,187        426,312
                                     -----------    -----------
         Total                       $ 6,171,048    $ 7,788,542
                                     ===========    ===========

                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                    $ 3,419,504    $ 3,310,504
 Accounts payable:
  Trade                                  938,913      1,106,663
 Related parties                         491,786        502,556
 Interest payable                         82,147        102,553
 Tenant security deposits                 24,816         24,373
 Other Liabilities                         1,245          3,897
                                     -----------    -----------
         Total liabilities             4,958,411      5,050,546
Minority interests                       239,971        241,419
Partners' equity                         972,666      2,496,577
                                     -----------    -----------
         Total                       $ 6,171,048    $ 7,788,542
                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
         For the years ended December 31, 2002, 2001 and 2000

                                      2002        2001        2000
                                      ----        ----        ----
                                   (Unaudited) (Unaudited)
Revenues:
 Rental income                    $  884,360  $  813,246  $  773,580
 Other income                             59         649      20,717
 Interest income                         604         917       1,257
 Loss on sale of investment       (1,233,064)          0           0
                                  ----------  ----------  ----------
         Total revenues             (348,041)    814,812     795,554
                                  ----------  ----------  ----------
Costs and expenses:
 Rental operations                   458,927     468,627     457,715
 General and administrative                0           0      13,800
 Interest                            274,901     310,713     326,019
 Bad debt                             10,040           0           0
 Depreciation and amortization       433,450     430,828     431,865
                                  ----------  ----------  ----------
         Total costs and expenses  1,177,318   1,210,168   1,229,399
                                  ----------  ----------  ----------
Loss before minority interests
 and equity in affiliate          (1,525,359)   (395,356)   (433,845)
Minority interests' portion of
 loss                                  1,447       1,665       1,813
Equity in net loss of affiliate            0      (9,948)    (35,804)
                                  ----------  ----------  ----------
Net loss                         ($1,523,912)($  403,639)($  467,836)
                                  ==========  ==========  ==========

Net loss per limited partnership
 unit:
 Loss before minority interests
  and equity in affiliate        $     84.65)($    21.94)($    24.08)
 Minority interests                      .08         .09         .11
 Equity in net loss of affiliate           0        (.55)      (1.99)
                                  ----------  ----------  ----------
                                 ($    84.57)($    22.40)($    25.96)
                                  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)


        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2002, 2001 and 2000



                                     Dover
                                    Historic
                                    Advisors     Limited
                                    VII (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1999       $444,185     $2,923,686    $3,368,052
Net loss                             (4,678)      (463,158)     (467,836)
                                   --------     ----------    ----------
Balance at December 31, 2000        439,507      2,460,528     2,900,216
Net loss                             (4,036)      (399,603)     (403,639)
                                   --------     ----------    ----------
Balance at December 31, 2001        435,471      2,060,925     2,496,577
Net loss (Unaudited)                (15,239)    (1,508,672)   (1,523,911)
                                   --------     ----------    ----------
Balance at December 31, 2002
 (Unaudited)                       $420,232     $  552,253    $  972,666
                                   ========     ==========    ==========

(1)  General Partner.

(2) 17,839 limited partnership units outstanding at December 31, 2002, 2001, and 2000.


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         For the years ended December 31, 2002, 2001 and 2000

                                       2002        2001        2000
                                       ----        ----        ----
                                   (Unaudited)   (Unaudited)
Cash flows from operating
 activities:
 Net loss                        ($1,523,912)  ($403,639)   ($467,836)
 Adjustments to reconcile net
  loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization      433,450     430,828      431,865
  Minority interest                   (1,447)     (1,665)      (1,813)
  Loss on sale of investment       1,233,064           0            0
  Equity in loss of affiliate              0       9,948       35,804
Changes in assets and liabilities:
 (Increase) decrease in restricted
  cash                               (63,911)      1,028       17,466
 Decrease (increase) in other assets (35,523)     (5,674)      (3,499)
 Increase in accounts receivable      (2,347)          0            0
 (Decrease) Increase in accounts
  payable - trade                   (167,750)    117,939       43,060
 Decrease in accounts payable -
  related parties                    (14,318)    (28,386)     (16,014)
 (Decrease) increase in interest
  payable                            (20,406)       (628)      76,685
 Increase (decrease) in tenant
  security deposits                      443      (2,513)         314
 (Decrease) increase in other
  liabilities                         (2,652)      2,562          619
                                  ----------    --------     --------

  Net cash (used in) provided by
   operating activities             (165,309)    119,800      119,651
                                  ----------    --------     --------
Cash flows from investing
 activities:
 Cash proceeds from sale of
Hill Hotel                            75,000           0            0
Capital expenditures                  (6,616)     (8,688)     (10,930)
                                  ----------    --------     --------
  Net cash used in investing
   activities                         68,384      (8,688)     (10,930)
                                  ----------    --------     --------
Cash flows from financing
 activities:
 Principal payments               (2,123,492)    (63,743)     (92,353)
 Borrowings under debt
  obligations                      2,232,492           0            0
                                  ----------    --------     --------
  Net cash provided by (used in)
   financing activities              109,000     (63,743)     (92,353)
                                  ----------    --------     --------
Net increase in cash and cash
 equivalents                          12,075      47,369       16,368
Cash and cash equivalents at
 beginning of year                    66,723      19,354        2,986
                                  ----------    --------     --------
Cash and cash equivalents at end
 of year                          $   78,798    $ 66,723     $ 19,354
                                  ==========    ========     ========

Supplemental Disclosure of Cash
 Flow Information:
 Cash paid during the year for
  interest                        $  274,901    $311,341     $394,621


The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VII
                  ----------------------------------
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


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

1.   Principles of Consolidation

The accompanying financial statements of the Partnership include the accounts of three subsidiary partnerships in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 16.83% in one partnership, which it accounts for on the cost method. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the General Partner, are necessary for a fair statement of results for those years.

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

3.   Net Loss per Limited Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period (17,839 in 2002, 2001, and 2000).

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

In June 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Nebraska, consisting of 65 apartment units and 3,550 square feet of commercial space, for a cash capital contribution of $2,350,000. In addition, $3,000,000 of rehabilitation costs relating to the investment was capitalized as part of the building and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%. On June 1, 2002 this investment was sold.
In July 1989, the Partnership was admitted, with a 90% general partner interest, to a Pennsylvania general partnership which owns two buildings located in Louisiana, consisting of 93 apartments units, for a cash capital contribution of $2,808,000.

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


NOTE E - DEBT OBLIGATIONS - (Unaudited)
--------------------------------------

Debt obligations are as follows:
                                                     December 31,
                                                   2002        2001
                                                   ----        ----
Mortgage   payable,  interest   at   10%;    $2,232,492   $2,102,398
payable   in   monthly  installments   of
principal and interest of $20,819, with maturity in June 2020; collateralized by related rental property

Note  payable, interest at 7.75% in  2002      716,250       737,344
and   in  2001;  principal  and  interest
payments of $6,458 due monthly; with maturity at October 2005; collateralized by related rental property


Note  payable,  interest accrues  at  the
prime  rate (effective rate of 4.25%  and
5.0%  at  December 31,  2002  and  2001);
principal   balance  due  October   2018;
collateralized    by    related    rental
property (A)                                    470,762      470,762
                                             ----------   ----------
                                             $3,419,504   $3,310,504
                                             ==========   ==========

(A) This note payable is personally guaranteed by an affiliate of the Registrant's co-general partner.

Maturities of debt obligations at December 31, 2002, are as follows:

          Year ending December 31 - (Unaudited)
          ------------------------------------

                 2003              $   64,509
                 2004                  69,311
                 2005                 716,713
                 2006                  51,283
                 2007                  54,936
                 Thereafter         2,462,752
                                   ----------
                                   $3,419,504
                                   ==========


NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

Included in Accounts Payable - Related Party is $435,270 and $439,703 at December 31, 2002 and 2001, respectively, owed to an affiliate of the General Partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $50,560 and $46,104 at December 31, 2002 and 2001, respectively, owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $5,956 and $16,749 at December 31, 2002 and 2001, owed to the General Partner, for amounts advanced to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.


NOTE G - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time period for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliation follows:


                                      For the years ended December 31,
                                     2002           2001          2000
                                     ----           ----          ----
                                  (Unaudited)    (Unaudited)
Net loss - book                  ($1,523,912) ($  403,639)  ($  467,836)
Other income                          (1,448)      (1,665)      (20,717)
Minority interest                     (4,950)      48,532       155,866
Excess of book over tax depreciation 161,794      163,576       114,672
                                  ----------   ----------    ----------
Net income (loss) - tax          ($1,368,516) ($  193,196)  ($  218,015)
                                  ==========   ==========    ==========

Partners' equity - book           $  972,666   $2,496,577    $2,900,216
Distribution to limited partners      33,861       33,861        33,861
Costs of issuance                  2,288,270    2,288,270     2,288,270
Basis reduction due to Investment
 Tax Credit                       (3,790,041)  (3,790,041)   (3,790,041)
Cumulative tax under book loss     4,536,245    4,380,827     4,170,384
Capital contributions               (641,684)    (641,684)     (641,684)
                                  ----------   ----------     ----------
Partner's equity - tax            $3,399,317   $4,767,810     $4,961,006
                                  ==========   ==========     ==========


NOTE H - GAIN ON SALE OF INVESTMENT
-----------------------------------

  On  June 1, 2002, the Hill Hotel was sold. The net proceeds from the
  sale  were  used  to  pay  the  expenses  of  the  Registrant.   The
  Registrant incurred a loss on sale in the amount of $1,233,064.


NOTE I - SUBSEQUENT EVENT
-------------------------

  On May 28, 2003, the Bakery Apartments was sold. The net proceeds from the sale were used to pay the expenses of the Registrant.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ---------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
          ------------------------------------------------------
                                   (Unaudited)



                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and
                 Encumbrances            Improve-  Improve-   Date of   Date
Description (a)      (d)       Land (b)   ments      ments     Contr. Acquired
---------------  ------------  --------  --------- --------   ------- --------
93 unit
apartments
in
New Orleans, LA    $2,232,492 $17,182 $4,667,050 $1,000,647   1989    7/89

60 unit
apartments
in St.
Joseph, MO         $1,187,012   1,500  2,482,287  2,341,539   1989    9/89

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA        -      16,787    101,703       -      (a)     2/90
                  ----------  ------- ---------- ----------
                  $3,419,504  $35,469 $7,251,040 $3,342,186
                  ==========  ======= ========== ==========

                             Gross Amount at which Carried at
                                    December 31, 2002
                             --------------------------------
                                     (Unaudited)


                               Buildings                Accumu-
                                  and                    lated
                      Land      Improv-      Total       Depr.
Description (a)        (b)       ments      (b) (c)     (c) (e)
--------------        ----     ---------    -------    --------
93 unit
apartments
in
New Orleans, LA     $17,182   $5,667,697  $5,684,879   $3,227,041

60 unit
apartments
in St.
Joseph, MO            1,500    4,823,826   4,825,326    2,160,347

12,247 square
feet of
residential
and commercial
space in
Philadelphia, PA     16,787      101,703     118,490         -
                    -------  -----------  ----------   ----------
                    $35,469  $10,593,226 $10,628,695   $5,387,388
                    =======  =========== ===========   ==========

                   DIVERSIFIED HISTORIC INVESTORS VII
                   ----------------------------------
                        (a limited partnership)


                         NOTES TO SCHEDULE XI
                         --------------------
                           DECEMBER 31, 2002



(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designations as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) The cost of real estate owned at December 31, 2002, for Federal income tax purposes was approximately $8,591,631. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(C)  Reconciliation of real estate:

                                        2002        2001        2000
                                        ----        ----        ----
                                    (unaudited)(unaudited)

Balance at beginning of year       $10,622,079  $10,613,391  $10,602,461
Additions during this year:
 Improvements                            6,616        8,688       10,930
                                   -----------  -----------  -----------
Balance at end of year             $10,628,695  $10,622,079  $10,613,391
                                   ===========  ===========  ===========


Reconciliation of accumulated depreciation:
                                        2002        2001        2000
                                        ----        ----        ----
Balance at beginning of year       $ 4,960,304 $ 4,532,396  $ 4,105,411
Depreciation expense for the year      427,085     427,908      426,985
                                   ----------- -----------  -----------
Balance at end of year             $ 5,387,389 $ 4,960,304  $ 4,532,396
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

          b. Identification of Executive Officers

              The  General Partner of the Registrant is Dover Historic
Advisors  VII  (DoHA-VII),  a Pennsylvania general  partnership.   The
partners of DoHA-VII are as follows:

Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

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

        c.   Tax Fees

        d.   All Other Fees

                                  PART IV
                                  -------

Item 15. (A) Exhibits, Financial Statement Schedules and Reports
         -------------------------------------------------------

          1. Financial Statements:

                            a.     Consolidated  Balance  Sheets   at
                 December 31, 2002 and 2001 (unaudited).

                            b.   Consolidated Statements of Operations
                 for the Years Ended December 31, 2002 and 2001 (unaudited), and 2000.

                            c.   Consolidated Statements of Changes in
                 Partners' Equity for the Years Ended December 31, 2002 and 2001 (unaudited) and 2000.

                            d.   Consolidated Statements of Cash Flows
                 for the Years Ended December 31, 2002 and 2001 (unaudited),and 2000.

                            e.     Notes  to  consolidated  financial
                 statements - (unaudited)


            2.  Financial   statement   schedules    -
                 (unaudited):

                           a.     Schedule  XI-  Real   Estate   and
                 Accumulated Depreciation.

                           b.   Notes to Schedule XI.


            3. Exhibits:

          (a) Exhibit Number    Document
              --------------    --------

               3                Registrant's   Amended    and
                                Restated    Certificate    of
                                Limited    Partnership    and
                                Agreement     of      Limited
                                Partnership, previously filed
                                as part of Amendment No. 2 of
                                Registrant's     Registration
                                Statement  on Form S-11,  are
                                incorporated    herein     by
                                reference.
             21                 Subsidiaries      of      the
                                Registrant are listed in Item
                                2. Properties of this Form 10-
                                K.

             31 (Not attached)  General    Partners   Opinion
                                 Certification
                                (To be filed with amended 10-
                                K/A)

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